Form 10-Q
period 2008-10-31
Ford Spoleti Holdings Inc.
filed 2009-03-10
CIK 1437476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

FORD SPOLETI HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-1437476	20-1144153
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

248 RT. 25A; SUITE 73, EAST SETAUKET NY 11733
(Address of Principal Executive Office) (Zip Code)
(631) 246-8184
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 28, 2009 there were 31,500,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Balance Sheets

	October 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$100	$55,274
Receivables	-	475,000
Due from related party	-	1,347
Total Current Assets	-	531,621

TOTAL ASSETS	$100	$531,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$818,505	$768,662
Notes payable	238,860	80,000
Notes payable – officer	-	435,146
Minority interest payable	66,905	-
Total Current Liabilities	1,124,270	1,283,808

Minority interest	-	66,905
Total Liabilities	1,124,270	1,350,713

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 10,000,000 shares authorized
Series A Preferred stock at $0.0001 par value; 2,000,000 shares designated; none issued or outstanding	-	-
Series B Convertible Preferred stock at $0.001 par value; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock at $0.001 par value; 300,000,000 shares authorized; 31,500,000 and 31,450,000 shares issued and outstanding, respectively	31,500	31,450
Additional paid-in capital	323,778	318,828
Accumulated deficit	(1,481,170)	(1,171,092)
Less treasury stock, 278,420 shares at par	(278)	(278)
Total Stockholders’ Deficit	(1,124,170)	(819,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100	$531,621

See accompanying notes to the consolidated financial statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Statements of Operations

	For the Three Months Ended October 31,
	2008	2007
Operating expenses:
Officers’ compensation	$18,000	$18,000
Selling, general and administrative	146,824	73,180
Loss from operations	(164,824)	(91,180)

Other income (expense):
Interest expense, net	(88,638)	(26,772)
Equity in gain of joint venture	-	56,166
Gain on sale of joint venture	-	705,729
Total other income (expense)	(88,638)	735,123

Income (loss) before minority interest	(253,462)	643,943

Minority interest	-	28,083

Net income (loss)	$(253,462)	$672,026
Net income (loss) per common share – basic and diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding – basic and diluted	31,191,145	31,171,580

See accompanying notes to the consolidated financial statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Statements of Operations

	For the Six Months Ended October 31,
	2008	2007
Operating expenses:
Officers’ compensation	$36,000	$36,000
Selling, general and administrative	172,822	119,088
Loss from operations	(208,822)	(155,088)

Other income (expense):
Interest expense, net	(101,256)	(43,494)
Equity in loss of joint venture	-	(123,100)
Gain on sale of joint venture	-	705,729
Total other income (expense)	(101,256)	539,135

Income (loss) before minority interest	(310,078)	384,047

Minority interest	-	(29,131)

Net income (loss)	$(310,078)	$354,916
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding – basic and diluted	31,181,363	31,171,580

See accompanying notes to the consolidated financial statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Six Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$(310,078)	$354,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from joint venture	-	123,100
Gain on sale of joint venture	-	(705,729)
Stock compensation	5,000	-
Minority interest in loss of joint venture	-	29,131
Changes in assets and liabilities:
Decrease in receivables	475,000	4,000
Decrease in due from related party	1,347	-
Decrease in other assets	-	102,669
Increase in accounts payable and accrued expenses	49,843	194,187
Net Cash Provided by Operating Activities	221,112	102,274

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of joint venture	-	101,055

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from officer	-	5,000
Repayments to officer	(216,286)	(42,167)
Repayments of loans	(60,000)	-
Minority interest	-	28,531
Net Cash Used in Financing Activities	(276,286)	(8,636)

NET INCREASE (DECREASE) IN CASH	(55,174)	194,693

CASH AT BEGINNING OF PERIOD	55,274	10,167
CASH AT END OF PERIOD	$100	$204,860

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING
Receivable from gain on sale of joint venture	$-	$475,000
See accompanying notes to the consolidated financial statements.

Ford-Spoleti Holdings, Inc.
October 31, 2008 and 2007
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 - ORGANIZATION AND OPERATIONS

Ford-Spoleti Holdings Inc. (“FSH”) was incorporated under the laws of the State of Nevada on April 12, 2004, for the purpose of among other things acquiring and renovating real estate property.

On March 19, 2004, Spoleti Development, LLC (SD) was incorporated under the laws of the State of New York. On April 12, 2004 SD became a 100% subsidiary of the Company.

Ford-Spoleti Holdings, Inc. entered into a co-ownership, joint venture and management agreement on October 20, 2005, with 140 Belle Mead LLC (LLC).

140 Belle Mead Joint Venture (“BMJV”) was formed by this agreement for the purpose of acquiring and renovating an office building located at 140 North Belle Mead Road, Setauket, New York (the “Property”). BMJV has a December 31, calendar year end.

In February, 2007, Ford-Spoleti Holdings, Inc. (“FSH”) entered into a joint venture agreement with Future Five Inc. (“FFI”) as co-owners and tenants in common and gave FFI a 5% interest in FSH’s interest in BMJV. The brother of the president of the Company owns 100% of FFI.

On February 6, 2007, Ford-Spoleti Holdings, Inc. (“FSH”) incorporated Annie’s Enchanted Gardens, Inc. (“AEG”); a 100% owned New York State Corporation, for the purpose of acquiring an existing business. At this time, AGE has not found a business that to acquire.

Note 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2008 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form 10/A as filed with the SEC on February 19, 2009.

Basis of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of Ford-Spoleti Holdings, Inc. and all of its controlled subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts payable and accrued expenses and short-term borrowings approximate their fair values because of the short maturity of these instruments.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue from its customers on a monthly basis, when per the lease it supplies space in the property and the passage of time expires on a monthly basis.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ending April 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $ 1,481,170 as of October 31, 2008 and had a loss from operations of $310,078 for the six months ended October 31, 2008.

While the Company is attempting to increase revenues, the Company’s cash position may not be sufficient enough to support its daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4 – NOTES PAYABLE

On September 25, 2008, the officer of the Company assigned the remaining balance of her notes of $218,860 to an independent third party. The note bears interest at 12% per annum, is secured by all of the assets of the Company, common stock held by the sole officer, her spouse and companies owned by them and is guaranteed by the officer’s spouse. The note with accrued interest is due in its entirety on March 25, 2009.

Note 5 - STOCKHOLDERS’ DEFICIT

On September 25, 2008 the Company issued 50,000 shares of its common stock for services valued at $5,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

OVERVIEW

We were organized under the laws of the State of Nevada in April 2004. In April 2004, we also formed our wholly owned subsidiary, Spoleti Development, LLC, a New York LLC. We are engaged in acquiring, developing, operating and selling real estate on Long Island, in New York State.

Results of Operations

The Company had no operating revenue for the three and six month periods ended October 31, 2008 and no operating revenue in the comparable periods in 2007.

Operating Expenses

Our operating expenses consist of officer’s compensation, selling, general and administrative (“SGA”) expenses. Operating expenses for the three month period ended October 31, 2008 were $164,824 as compared to $91,180 for the same period in 2007, an increase of 81%.  The increase in operating expenses was attributed to a large increase in SGA expenses related mostly to an increase in professional fees. Operating expenses for the six month period ended October 31, 2008 were $208,822 as compared to $155,088 for the same period in 2007, an increase of 35%. The increase in operating expenses was attributed to an increase in SGA expenses.

Operating Loss

In the three month period ended October 31, 2008, our operating loss was $164,824 as compared to a loss of $91,180 in the comparable period in 2007, an increase of 81%.  This increase in our operating loss is attributable to the increase in operating expenses during such period.

In the six month period ended October 31, 2008, our operating loss was $208,822 as compared to a loss of $155,088  in the comparable period in 2007, an increase of 35%. This increase in our operating loss is attributable to the increase in operating expenses during such period.

Other Income (Expense)

Our other income (expense) consists of interest expense, equity loss in the Company’s joint ventures and gains from the sale of joint ventures.  Other income (expense) for the three month period ended October 31, 2008 was $(88,638), as compared to other income of $735,123 in the comparable period in 2007, a decrease of $823,761.  The decrease in other income is attributable to a $705,729 gain on the sale of a joint venture during the 2007 period.

Other income (expense) for the six month period ended October 31, 2008 was $(101,256), as compared to other income of $539,135 in the comparable period in 2007, a decrease of $640,391.  The decrease in other income is attributable to a $705,729 gain on the sale of a joint venture during the 2007 period.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss for the three month period ended October 31, 2008 was $253,462 or $0.01 per share as compared to net income of $672,026 or $0.02 per share in the comparable period in 2007. Net loss for six month period ended October 31, 2008 was $310,078 or $0.01 per share as compared to net income of $354,916 or $0.01 per share in the comparable period in 2007.

Liquidity and Capital Resources

As of October 31, 2008, total current assets were $100, total current liabilities were $1,124,270 and the Company had a cash balance of $100. We believe that our existing cash will not be sufficient to support our operations for the next 12 months through the fourth quarter of 2009 and the Company will require significant amounts of additional capital sooner than the third quarter of 2009. We may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions.

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

o Revenue recognition

o Stock based compensation

Our audited financial statements prepared as of April 30, 2008 contain further discussions on our critical accounting policies and estimates.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-K.

Forward-Looking Statements

The statement made above relating to the adequacy of our working capital is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the “belief,” “anticipation,” “plans,” “expectations,” “will” and similar expressions are intended to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include matters relating to the business and financial condition of any company we acquire. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies

Item 4T.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2009
FORD SPOLEI HOLDINGS, INC.

By:	/s/ Ann Ford Spoleti
Ann Ford Spoleti
President and Chief Financial Officer