Form 10-Q
period 2009-01-31
Ford Spoleti Holdings Inc.
filed 2009-04-02
CIK 1437476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 28, 2009 there were 31,500,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Balance Sheets

	January 31, 2009	April 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$55,274
Receivables	-	475,000
Due from related party	-	1,347
Total Current Assets	-	531,621

TOTAL ASSETS	$-	$531,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$885,285	$768,662
Notes payable	238,860	80,000
Notes payable – officer	-	435,146
Minority interest payable	66,905	66,905
Total Current Liabilities	1,191,050	1,350,713

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 10,000,000 shares authorized
Series A Preferred stock at $0.0001 par value; 2,000,000 shares designated; none issued or outstanding	-	-
Series B Convertible Preferred stock at $0.001 par value; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock at $0.001 par value; 300,000,000 shares authorized; 31,500,000 and 31,450,000 shares issued and outstanding, respectively	31,500	31,450
Additional paid-in capital	323,778	318,828
Accumulated deficit	(1,548,050)	(1,171,092)
Less treasury stock, 278,420 shares at par	(278)	(278)
Total Stockholders’ Deficit	(1,191,050)	(819,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$531,621

See accompanying notes to the consolidated financial statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Statements of Operations

	For the Three Months Ended January 31,
	2009	2008
Operating expenses:
Officers’ compensation	$18,000		$18,000
Selling, general and administrative	39,093		63,510
Loss from operations	(57,093)		(81,510)

Other income (expense):
Interest expense, net	(9,787)		(16,070)
Total other income (expense)	(9,787)		(16,070)

Net loss	$(66,880)		$(97,580)
Net loss per common share – basic and diluted	$(0.00)	$	(0.00)

Weighted average number of common shares outstanding – basic and diluted	31,221,580		31,171,580

See accompanying notes to the consolidated financial statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Statements of Operations

	For the Nine Months Ended January 31,
	2009	2008
Operating expenses:
Officers’ compensation	$54,000	$54,000
Selling, general and administrative	211,915	182,598
Loss from operations	(265,915)	(236,598)

Other income (expense):
Interest expense, net	(111,043)	(59,564)
Equity in loss of joint venture	-	(123,100)
Gain on sale of joint venture	-	705,729
Total other income (expense)	(111,043)	523,065

Income (loss) before minority interest	(376,958)	286,467

Minority interest	-	(29,131)

Net income (loss)	$(376,958)	$257,336
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding – basic and diluted	31,194,768	31,171,580

See accompanying notes to the consolidated financial statements.

FORD-SPOLETI HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Nine Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$(376,958)	$257,336
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from joint venture	-	123,100
Gain on sale of joint venture	-	(705,729)
Stock compensation	5,000	-
Minority interest in loss of joint venture	-	29,131
Changes in assets and liabilities:
Decrease in receivables	475,000	4,000
Decrease in due from related party	1,347	-
Decrease in other assets	-	102,669
Increase in accounts payable and accrued expenses	116,624	304,995
Net Cash Provided by Operating Activities	221,012	115,502

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of joint venture	-	101,055

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from officer	-	5,000
Repayments to officer	(216,286)	(100,697)
Repayments of loans	(60,000)	(10,000)
Net Cash Used in Financing Activities	(276,286)	(105,697)

NET INCREASE (DECREASE) IN CASH	(55,274)	110,860

CASH AT BEGINNING OF PERIOD	55,274	10,167
CASH AT END OF PERIOD	$-	$121,027

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING
Receivable from gain on sale of joint venture	$-	$475,000
See accompanying notes to the consolidated financial statements.

 Ford-Spoleti Holdings, Inc.
January 31, 2009 and 2008
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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2009 or 2008.

Revenue Recognition

The Company recognizes revenue from its customers on a monthly basis, when per the lease it supplies space in the property and the passage of time expires on a monthly basis.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending April 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

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

Note 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $ 1,548,050 as of January 31, 2009 and had a loss from operations of $376,958 for the interim periods ended January 31, 2009.

While the Company is attempting to generate revenues, the Company’s cash position may not be sufficient enough to support its daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations

The Company had no operating revenue for the three and nine month periods ended January 31, 2009 and no operating revenue in the comparable periods in 2008.

Operating Expenses

Our operating expenses consist of officer’s compensation, selling, general and administrative (“SGA”) expenses. Operating expenses for the three month period ended January 31, 2009 were $39,093 as compared to $63,510 for the same period in 2008, a decrease of 38%.  The decrease in operating expenses was attributed to a large decrease in SGA expenses related mostly to a decrease in professional fees. Operating expenses for the nine month period ended January 31, 2009 were $211,915 as compared to $182,598 for the same period in 2008, an increase of 16%. The increase in operating expenses was attributed to an increase in  professional fees in SGA expenses.

Operating Loss

In the three month period ended January 31, 2009, our operating loss was $66,880 as compared to a loss of $97,580 in the comparable period in 2008, a decrease of 28%.  This decrease in our operating loss is attributable to the decrease in operating expenses during such period.

In the nine month period ended January 31, 2009, our operating loss was $265,915 as compared to a loss of $236,598 in the comparable period in 2008, an increase of 12%. This increase in our operating loss is attributable to the increase in operating expenses during such period.

Other Income (Expense)

Our other income (expense) consists of interest expense, equity loss in the Company’s joint ventures and gains from the sale of joint ventures.  Other (expense) for the three month period ended January 31, 2009 was $(9,787), as compared to other (expense) of $(16,070) in the comparable period in 2008, a decrease of $ 6,283.  The decrease in other expense is attributable to a decrease in interest expense during the 2008 period.

Other income (expense) for the nine month period ended January 31, 2009 was $(111,043), as compared to other income of $523,065 in the comparable period in 2008, a decrease of $634,108.  The decrease in other income is attributable to a $705,729 gain on the sale of a joint venture during the 2008 period.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss for the three month period ended January 31, 2009 was $66,880 or $0.00 per share as compared to net loss of $97,580 or $0.00 per share in the comparable period in 2008. Net loss for three month period ended January 31, 2009 was $376,958 or ($0.01) per share as compared to net income of $257,336 or $0.01 per share in the comparable period in 2008.

Liquidity and Capital Resources

As of January 31, 2009, the Company had no current assets, total current liabilities were $1,191,050 and the Company had no cash balance. We believe that our existing cash will not be sufficient to support our operations for the next 12 months through the fourth quarter of 2009 and the Company will require significant amounts of additional capital sooner than the fourth quarter of 2009. We may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: April 1, 2009
FORD SPOLEI HOLDINGS, INC.

By:	/s/ Ann Ford Spoleti
Ann Ford Spoleti
President and Chief Financial Officer