Form 10-K
period 2009-04-30
Ford Spoleti Holdings Inc.
filed 2009-08-21
CIK 1437476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: April 30, 2009
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

EAGLE OIL HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-1437476	20-1144153
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

50 W. Liberty, Suite 880, Reno, Nevada 89501

(Address of Principal Executive Office) (Zip Code)

(209) 736-4854
Registrant’s telephone number, including area code)

FORD-SPOLETI HOLDINGS, INC.
248 Route 25A; Suite 73
East Setauket, NY 11733
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 31,450,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   No

DOCUMENTS INCORPORATED BY REFERENCE

INDEX

PART I

Item 1.	Business.

Introduction

We are an independent growth-oriented energy company engaged in the exploration and production of oil through the development of repeatable, low geological risk, high potential projects in the active East Texas oil and gas region. We currently hold interests in 173 wells located in the Historic Woodbine Oil Field in East Texas all of which are in need of reconditioning before they can be returned to production, four of which have already been reconditioned and are ready for production.  Prior to April 30, 2009, the Company was engaged in real estate development projects and, on April 30, 2009, the last day of our fiscal year reported in this Annual Report, we acquired Eagle Oil Company and changed the focus of our business to oil exploration and production.  Since the acquisition of Eagle Oil Company was accounted for as a reverse acquisition, this Annual Report reflects our oil exploration and production business as if we were engaged in such line of business for the entire fiscal year.

History

The Company was formed in Nevada in 2004 and was initially engaged in acquiring, developing, operating and selling real estate on Long Island, in New York State.  In 2005, the Company acquired a 20,000 square foot office building which we then renovated for use as medical offices.  We started to rent space in the building in 2006.  In 2008, after the Company sold its interest in the medical office building, we explored additional real estate projects and entered into a contract to purchase property to develop in Bay Shore, New York.  On April 30, 2009, the Company acquired Eagle Oil Company, a Nevada corporation from Eagle Environmental Technologies Ltd., resulting in Eagle Oil becoming a wholly-owned subsidiary of the Company. Eagle Oil was subsequently merged into the Company and the Company changed its name to Eagle Oil Holding Company, Inc.

The Woodbine Oil Field

The East Texas field was discovered on October 3, 1930.  The field covers over 140,000 acres of Texas and was the largest oil field in the continental United States. Early wells in the deposit produced up to 20,000 BOPD (barrels oil per day) without the use of pumps. After more than 70 years, the East Texas field is still the largest producing field in North America. There are over 5,000 wells still producing with some flowing naturally on their own. Over 6 billion barrels of oil have been produced from the Woodbine sands and remaining reserves are estimated close to one billion barrels of recoverable oil.

Our Properties and Lease

In December 2005, the Company’s former parent leased acreage of 957 gross acres in Rusk County Texas in the Woodbine Oil Field which leased area contains 173 existing wells.  Engineering reports show that reserves in the leased field are estimated to be over 12 million barrels. The leased acres were assigned to Eagle Oil Company prior to our acquisition.

Current and Planned Operations

Our leased oil field contains 173 existing wells each of which requires reconditioning prior to being able to return to oil production.  The initial phase of the Company's plan of operation involves re-conditioning and testing wells on the leased acreage to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that the Company finds, and delivering them to market. The Company believes that this acreage is sufficient for the Company's initial phase of operations, which consists of between 20 and 40 wells. If the initial phase of the Company's plan of operation is fully implemented, the Company will continue to test and complete additional wells over the next two years.  Currently, the Company is ready to commence production at its first four reconditioned wells.

The Company has entered into agreements with Hohle Oil Services Co Inc., and Hohle Energy Services Inc, both related parties, engaging both companies to act as the operators of the Company's wells.  For future wells, the Company may use the services of Hohle or other qualified operators.  Although the Company presently does not intend to seek status as a licensed operator, if in the future the Company believes that seeking licensed operator status is appropriate and the Company has adequate staff available to it, the Company may decide to operate its own wells.

Proven Reserves

A report prepared by TEC Engineering, the Company’s leased oil field had as of July 31, 2009, net reserves of 12,583,300 barrels of oil with a future net revenue of $553,791,000, using an oil price for computing the preceding revenue figures for West Texas Intermediate posted price of $60.00 per barrel, adjusted for quality, transportation fees, and a regional price differential.

Markets and Marketing

The Company does not expect to refine any of its production, although the Company may have to process some of its production to transport it or to meet the purchasing company's quality standards. Production from the Company's properties is marketed consistent with industry practices. The availability of a ready market for the Company's production depends upon a number of factors beyond the Company's control, including the availability of other domestic production, price, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Company does not anticipate any unusual difficulty in contracting to sell its production of oil and gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry.

Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the spot price for gas or the posted price for oil, price regulations, regional price variations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, prices of crude oil and natural gas market have experienced high volatility. The Company's revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves Company is successful in establishing and the Company's prospects, revenues, profitability and cash flow.

Competition

We operate in a highly competitive environment. The principal resources necessary for the exploration and production of natural gas and crude oil are leasehold prospects under which natural gas and crude oil reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of natural gas and crude oil operations. We must compete for such resources with both major natural gas and crude oil companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such materials and resources will be available to us.

Employees

As of April 30, 2009, the Company has one full-time employee.  We employ contractors as necessary for our field operations in our oil field.

The future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.  The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Governmental Regulation

General

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Most of our drilling operations will require permit or authorizations from federal, state or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We further believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission (“FERC”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the oil and natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

State Regulation

Our operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment.

These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws.

Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the natural gas and crude oil industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our consolidated financial position or results of operations. Moreover, we maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

Oil Pollution Act of 1990

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to crude oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

U.S. Environmental Protection Agency

U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, crude oil and natural gas wastes are regulated by the Underground Injection Control program under the Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility. We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities.

Resource Conservation Recovery Act

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

Clean Water Act

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the Environmental Protection Agency has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Safe Drinking Water Act

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

Air Pollution Control

The Clean Air Act and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

Naturally Occurring Radioactive Materials ("NORM")

NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Texas.

Item 1A.	Risk Factors.

Not applicable for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 50 W. Liberty, Suite 880, Reno, NV 89501.  The principal executive office occupies 1,800 square feet at a monthly rent of $1,800.  The lease for our offices expires 2011.  Our executive offices are sufficient for our current and planned operations.

Our field operations are conducted out of our Texas office located at 6144 County Rd 476, Price, TX 75687.

Our oil and gas assets are located in Rusk County, Texas.  As of April 30, 2009, we held leases on approximately 957 gross acres. We have 78% working interest in the acreage.

Item 3.	Legal Proceedings.

We are not currently subject to any legal proceedings. .

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol “EGOH.”  During the last two fiscal years ended April 30, 2007 and April 30, 2008, there was no active trading in our stock.

Holders

As of April 30, 2009, there were approximately 150 stockholders beneficial stockholders of our Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended April 30, 2009.

On April 30, 2009, the Company issued 28,650,000  newly issued shares of the Company’s Common Stock to Eagle Environmental Technologies Ltd. as consideration for the Company’s acquisition of Eagle Oil Holding Company.  This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering.  These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

Purchases of Equity Securities.

During the year ended April 30, 2009, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis and Results of Operations contains forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements which are included herein.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussions represent only the best present assessment of our management.

Overview

As of April 30, 2009, the Company had total assets of $2,840,456 consisting of $1,375,000 in net oil and gas rights and $1,465,456 in drilling and field equipment.  Since inception the Company has only had nominal operations and has total current liabilities of $377,700.

The Company believes that this acreage is sufficient for the Company's initial phase of operations, which consists of between 20 and 40 wells, the first four of which are ready for production to recommence.  If the initial phase of the Company's plan of operation is fully implemented, the Company will continue to test and complete additional wells over the next two years.

Expenses

Our expenses for the year ended April 30, 2009 were comprised only of professional fees totaling $37,000 and depreciation expense which was $6,967.  As our oil production recommences, we expect our expenses to increase and to include the cost of field contractors and oil field operating expenses.

Liquidity and Capital Resources

Our capital requirements are dependent on several factors and are primarily related to our oil production development expenses and our existing debt. We believe that cash to be generated by operations will be sufficient to meet our anticipated cash for the next 12 months.  If we are unable to commence oil production and sell our products over the next 12 months, our cash generated from operations will likely not be sufficient to fund operations. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to continue to grow our business. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

Our discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-K.

Risks and Uncertainties

Our business is subject to the effects of general economic conditions, and in particular the market price for crude oil.

Other risks and uncertainties for the Company include, but are not limited to:

      O     Adverse changes in general economic conditions including the price of oil
      O     The Company might not be able to fund our working capital needs from cash flows
      O     Increased competition
      O     Environment issues

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund its working capital needs from cash flow.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Eagle Oil Holding Company, Inc. (An exploration company)
Reno, Nevada

We have audited the accompanying balance sheet of Eagle Oil Company, Inc. (An exploration company) as of April 30, 2009, and the related statement of operations, stockholders’ equity and cash flows for the period March 31, 2009 (date of inception) through April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Company as of April 30, 2009 and the results of its operations and cash flows for the period March 31, 2009 (date of inception) through April 30, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no material revenues, from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liebman Goldberg & Hymowitz LLP

Liebman Goldberg & Hymowitz LLP
Garden City, New York

August 19, 2009

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Balance Sheet
April 30, 2009

Assets

Oil and gas rights, at cost	$1,375,000

Property and equipment, net	1,465,456

Total assets	$2,840,456

Liabilities and Stockholder's Equity

Current liabilities:
Accrued expenses	$37,700
Notes payable - related party	340,000

Total liabilities	377,700

Stockholder's equity:
Common stock, $.001 par value 300,000,000 shares authorized, 32,821,580 shares issued and outstanding	32,822
Additional paid in capital	2,474,601
Accumulated deficit	(44,667)

Total stockholder's equity	2,462,756

Total liabilities and stockholder's equity	$2,840,456

 See accompanying Notes to Financial Statement

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Operations
For the period March 31, 2009 (date of inception) through April 30, 2009

Revenues
Oil sales	$-

Cost of goods sold	-

Gross income	-

General and administrative expenses
Depreciation expense	6,967
Professional fees	37,700

Loss from operations	(44,667)

Provision for income taxes	-

Net loss	$(44,667)

Net loss per share - basic	$(0.04)

Net loss per share - diluted	$(0.03)

Weighted average number of shares - basic	1,095,053

Weighted average number of shares - diluted	1,321,719

See accompanying Notes to Financial Statement

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Cash Flows
For the period March 31, 2009 (date of inception) through April 30, 2009

Cash flows from operating activities:
Net loss	$(44,667)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	6,967
Changes in current assets and liabilities:
Accrued expenses	37,700

Net cash provided by operating activities		$-

Cash, March 31, 2009		-

Cash, April 30, 2009		$-

Supplemental Disclosure of Cash Flow Information

Cash paid for interest		$-

Cash paid for income taxes		$-

Schedule of Noncash Investing and Financing Activities

Acquisition of oil and gas rights		$1,375,000
Acquisition of drilling and field equipment		1,472,423
Issuance of common stock		(2,847,423)

Cash paid for equipment		$-

See accompanying Notes to Financial Statement

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholder's Equity
For the period March 31, 2009 (date of inception) through April 30, 2009

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2009	31,450,000	$31,450	$323,778	$-	$355,228

Surrender of stock pursuant with reverse-merger acquisition with Ford-Spoleti Holdings, Inc. on April 30, 2009	(27,278,420)	(27,278)	-	-	(27,278)

Common stock issued for the acquisition of oil and gas rights and drilling and field equipment	28,650,000	28,650	2,818,773	-	2,847,423

Net loss	-	-	-	(44,667)	(44,667)

Recapitalization pursuant with reverse-merger acquisition with Ford-Spoleti Holdings, Inc. on April 30, 2009	-	-	(667,950)	-	(667,950)

Balance at April 30, 2009	32,821,580	$32,822	$2,474,601	$(44,667)	$2,462,756

See accompanying Notes to Financial Statements

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the period March 31 (date of inception) through April 30, 2009

Note1:	Summary of Significant Accounting Policies:

The following items comprise the significant accounting policies of Eagle Oil Holding Company (the Company). The policies reflect industry practices and conform to generally accepted accounting principles.

Organization:

The Company was incorporated in the State of Nevada on March 31, 2009.

The Company was formed in Nevada in 2004 and was initially engaged in acquiring, developing, operating and selling real estate on Long Island, in New York State.  On April 30, 2009, pursuant to the terms of a Stock Purchase Agreement between the Company and Eagle Environmental Technologies, Ltd., the Company acquired Eagle Oil Company, a Nevada corporation, in exchange for the issuance of 28,500,000 newly issued shares of the Company's common stock (the “Acquisition”) resulting in Eagle Oil Company becoming a wholly-owned subsidiary of the Company.  Eagle Oil Company was subsequently merged into the Company and the Company changed its name to Eagle Oil Holding Company, Inc.

This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company as the legal acquirer, are those of the accounting acquirer, Eagle Oil Company.  The accompanying financial statements reflect the recapitalization of the stockholders' equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the shares of common stock issued to the former Eagle Oil Company stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

Nature of Activities:

The Company was incorporated to engage in the acquisition and development of oil fields and sale of oil products.

Exploration Stage:

The Company is in the exploration stage and has realized no revenue to date. Accordingly, the operation of the Company is presented as those of an exploration stage enterprise, from its inception (March 31, 2009) as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the period March 31, 2009 (date of inception) through April 30, 2009

Note 1: Summary of Significant Accounting Policies, Continued:

Oil and Gas Rights

Investments in oil and gas properties are accounted for using the successful-efforts method of accounting. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. The successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of

Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to undiscounted cash flows using commodity prices consistent with management expectations.

All drilling and completion costs that directly lead to the extraction and production of oil and gas reserves and all development dry holes are capitalized. Capitalized costs are accumulated by cost centers. For amortization purposes, the cost center is the individual property or an aggregation of properties in the same field or reservoir. The Company has one cost center, the Siler lease property located in East Texas.

Under the successful-efforts method, Costs associated with the capitalization of leases are capitalized as incurred. These consist of costs incurred in obtaining a mineral interest in a property, such as the costs of lease bonuses and options to lease, brokers' fees, recording fees, legal cost, and other similar costs in acquiring property interests.

Oil and gas properties are amortized using the units-of-production method using estimates of proved reserve quantities.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107 “Disclosures about Fair Value of Financial Instruments” requires disclosures of the fair value information whether or not recognized in the balance sheet where it is practicable to estimate that value. The carrying value of oil and gas rights and accrued expenses approximate fair value.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the period March 31, 2009 (date of inception) through April 30, 2009

Note 1: Summary of Significant Accounting Policies, Continued:

Property and Equipment:

Property and equipment, carried at cost, are depreciated over the estimated useful lives of the related assets. Depreciation is computed substantially on the straight-line method for financial statement purposes and accelerated methods for income tax reporting purposes. Estimated useful lives are as follows:

Life

Drilling and field equipment	5 -30 years

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. These differences relate primarily to the difference between the bases of long-term contracts and depreciable assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

Going Concern:

The Company is a developmental stage company that incurred a net loss for the year. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the period March 31, 2009 (date of inception) through April 30, 2009

Note 1: Summary of Significant Accounting Policies, Continued:

Loss per Common Share:

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted loss per common share for the period March 31, 2009 (date of inception) through April 30, 2009 was 1,095,053 and 1,321,719, respectively.

Uncertain Tax Positions

In June 2006, the FASB released FASB Interpretation [FIN] No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 interprets the guidance in FASB Statement of Financial Accounting Standards [SFAS] No. 109, Accounting for Income Taxes.  When FIN 48 is implemented, reporting entities utilize different recognition thresholds and measurement requirements when compared to prior technical literature.  On December 30, 2008, the FASB Staff issued FASB Staff Position [FSP] FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.  As deferred by the guidance in FSP FIN 48-3, the Company is not required to implement the provisions of FIN 48 until fiscal years beginning after December 15, 2008.

Since the provisions of FIN 48 have not been implemented in accounting for uncertain tax positions, the Company continues to utilize its prior policy of accounting for these positions, following the guidance in SFAS No. 5, Accounting for Contingencies.  Disclosure is not required of a loss contingency involving an unasserted claim or assessment when there has been no manifestation by a potential claimant of an awareness of a possible claim or assessment unless it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable.  Using that guidance, as of April 30, 2009, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the period March 31, 2009 (date of inception) through April 30, 2009

Note 2:  Property and Equipment:

Property and equipment consist of the following at April 30, 2009:

Drilling and field equipment	$1,472,423

Accumulated depreciation	(6,967)

$1,465,456

Depreciation for the period March 31 through April 30, 2009 was $6,967.

Note 3:  Notes Payable – Related Party:

In April 2009, the Company assumed notes payable to a related party for a total of $340,000. The notes bear interest at a rate of 10% and are due December 31, 2009. The Company expects to pay off the note payable within one year. The notes payable can be converted to common stock at a conversion price of $.05 per share on or before May 30, 2009. Subsequent to May 30, 2009 through the maturity of the note the conversion price is 80% of the average trading price for the twenty days prior to the election to convert, not to be less than $.20 per share.

Note 4:  Related Party Transactions:

On April 30, 2009, the Company assumed an agreement with Hohle Oil Services Co, Inc., to operate the oil fields on behalf of the Company. The Company will pay an operating fee of 5% of revenue on the first 500 barrels per day and 3% on the revenue thereafter. Hohle Oil Services Co, Inc. is a privately held company that is wholly owned by the Chief Executive Officer of the Company.

Subsequent to April 30, 2009 the Company entered into an agreement with Plasma Energy Processes, Inc., the owner of which is a shareholder of the Company, to rent commercial office space in Nevada and California. The terms of the lease are month-to-month and call for base rent in the amount of $1,800 per month.

Note 5:  Income Tax Expense:

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

Deferred tax assets:
Federal and state net operating loss carryovers	$16,000

Valuation allowance	(16,000)

$-

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the period March 31, 2009 (date of inception) through April 30, 2009

The Company has established a valuation allowance to reduce its deferred asset to an amount that will more likely than not be realized. The net change in total valuation allowance is as follows:

Beginning valuation allowance	$-
Change in valuation allowance	16,000

Ending valuation allowance	$16,000

Note 6:  Commitments:

As noted in Note 3, the Company entered into a rental agreement in the amount of $1,800 per month. The terms of the agreement are month to month.

Note 7:  Subsequent Events:

The Company received notice on July 1, 2009 from the Texas Railroad Commission to disconnect the pipeline until testing on a well is certified. Management believes this issue is normal to the industry and should be corrected without material effect on the Company’s financial position.

On or about May 20, 2009, a total of $110,000 of the Company’s outstanding debt was converted into a total of 2,200,000 shares of the Company’s common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

In July, 2009, Liebman, Goldberg & Hymowitz, LLP replaced Li & Company, PC, as our independent registered public accounting firm. Li & Company, PC declined to stand for re-election. We have had no disagreements with Li & Company, PC, our independent registered public accounting firm during our last two fiscal years.

Item 9A(T)	Controls and Procedures.

Disclosure Controls.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Following the Company’s April, 2009 business combination and pursuant to our evaluation, our new management has commenced a redesign of the Company’s disclosure controls and procedures and we believe that our disclosure controls and procedures are being redesigned to provide reasonable assurance of achieving their objectives in the future. Based upon their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were ineffective in timely alerting him to material information relating to Eagle Oil Holding Company, Inc. required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report due to the limited resources of the Company as of April 30, 2009. Pursuant to and following the management transition, the Company is seeking to remediate its disclosure controls and procedures.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting were effective as of August 14, 2009. Pursuant to and the following management transition, the Company is seeking to remediate its internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of our new directors and executive officers:

Name	Age	Position
Brian D. Wilmot	64	CEO, Director
Judith A. Wilmot	65	Secretary/Treasurer/Director
Connie Helwig	55	Director, President

Brian D. Wilmot, 64, Chairman/CEO, Director. Mr. Wilmot has over 18 years of experience as an executive in the oil industry and is the founder and CEO of Eagle Environmental Technologies Ltd., the former parent company of Eagle Oil, prior to its acquisition by the Company. Prior to forming Eagle Environmental Technologies, he was the managing partner in a gold mining operation, as well as the co-founder of New Central Sierra Bank, which was acquired in 2003 by Western Sierra Bancorp. He also holds a California Real Estate Broker’s license. Mr. Wilmot is a graduate of the University of Minnesota.

Judith A. Wilmot, Secretary/Treasurer/Director. Ms. Wilmot is a co-founder of Eagle Environmental Technologies Ltd. and co-founder of the New Central Sierra Bank where she served as Secretary of the corporation. She has additional varied experience as a teacher and a commercial artist. Ms. Wilmot is married to Brian Wilmot, our CEO and is a graduate of the University of Minnesota.

Connie Helwig, President/Director. Ms. Helwig is the founder and CEO of D & H Vending Services, Inc., a leading full line vending machine company which operates vending machines at over 50 locations. She received a BA degree in Criminal Justice from Sacramento State University.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Not applicable.

Limitation of Our Director’s Liability

Our Articles of Incorporation eliminate the liability of our directors for monetary damages to the fullest extent possible.  However, our sole director (and future directors) remains liable for:

•	any breach of the director's duty of loyalty to us or our stockholders,

•	acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,

•	payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or

•	any transaction from which the director derives an improper personal benefit.

These provisions do not affect any liability any director may have under federal and state securities laws.

Code of Ethics

On April 30, 2009, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term “Code of Ethics” means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. copy of the Code of Ethics can be found as Exhibit 99 to this Form 10-K.

Item 11.	Executive Compensation.

The Company did not pay any compensation to its executive officers during the last two fiscal years.

Outstanding Awards at Fiscal Year End

The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of April 30, 2009.

Item12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 1, 2009, the ownership of the Company’s common stock by (i) each of our directors and executive officers; (ii) all of our executive officers and directors as a group; and (iii) all persons known by us to beneficially own more than 5% of our common stock. Unless otherwise indicated in the footnotes to the table, (1) the following individuals have sole voting and sole investment control with respect to the shares they beneficially own and (2) the address of each beneficial owner listed below is c/o the Company.

Name and Address of Beneficial Owner	Shares of Common Stock (1)	Percentage Ownership of Shares of Common Stock (2)
Executive Officers and Directors

Brian Wilmot(3)	-	-

Judith A. Wilmot(3)	-	-

Connie Helwig(3)	-	-

All Executive Officers and Directors as a group (4 persons)	-	0%

5% Stockholders
Eagle Environmental Technologies Ltd	28,650,000	90%

All Executive Officers, Directors and 5% Stockholders as a group (five persons)	28,650,000	90%

(1)  Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)  Based upon 33,500,000 shares of Common Stock issued and outstanding as of August 1, 2009.

(3) Each of the Directors of the Company is also a Director of Eagle Environmental Technologies Ltd, our majority stockholder and thus, as a group, our four Directors indirectly control the Company through their control of Eagle Environmental Technologies Ltd.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On April 30, 2009, the Company has entered into Operations Agreements with Hohle Energy Services, Inc. and Hohle Oil Services Co., Inc. for services as the operator of the Company’s oil wells.  Both Hohle Energy Services, Inc. and Hohle Oil Services Co., Inc. are owned by Brian Wilmot, the Company’s Chief Executive Officer.  Both agreements call for services to be provided to the Company at prevailing industry rates.

Subsequent to April 30, 2009 the Company entered into an agreement with Plasma Energy Processes, Inc., the owner of which is a shareholder of the Company, to rent commercial office space in Nevada and California.  The terms of the lease are month-to-month and call for base rent in the amount of $1,800 per month.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended April 30, 2009 were $24,000 as compared to $30,000 for the fiscal year ended April 30, 2008.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended April 30, 2008 or 2007.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended April 30, 2009 or 2008.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended April 30, 2009 or 2008.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	All Financial Statements

Consolidated Balance Sheets at April 30, 2009 and 2008

Consolidated Statements of Operations for the year ended April 30, 2009 and 2008

Consolidated Statement of Changes in Shareholders’ Equity for Years Ended April 30, 2009 and 2008

Consolidated Statement of Cash Flows for Years Ended April 30, 2009 and 2008

(2)	Financial Statements Schedule

(3)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

4.1	Form of Common Stock Certificate *

14	Code of Ethics

21.1	Subsidiaries of Registrant

31.1	CEO certification required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated June 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2009

EAGLE OIL HOLDING COMPANY, INC.

By:	/s/ Brian Wilmot
Brian Wilmot
President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Wilmot	Director	August 21, 2009
Brian Wilmot

/s/ Judith A. Wilmot	Director	August 21, 2009
Judith A. Wilmot

/s/ Connie Helwig	Director	August 21, 2009
Connie Helwig