Form 10-Q
period 2009-07-31
Eagle Oil Holding Company, Inc.
filed 2009-09-18
CIK 1437476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
July 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 10, 2009 there were 31,450,000 shares of common stock outstanding, par value $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes    ☐  No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Balance Sheets

	July 31, 2009
	(Unaudited)	April 30, 2009
Assets

Cash	$650	$-

Total current assets	650	-

Oil and gas rights, at cost	1,375,000	1,375,000

Property and equipment, net	1,444,555	1,465,456

Total assets	$2,820,205	$2,840,456

Liabilities and Stockholder's Equity

Current liabilities:
Accrued expenses	$81,290	$37,700
Accrued interest	5,866	-
Notes payable - related party	242,630	340,000

Total liabilities	329,786	377,700

Stockholder's equity:
Common stock, $.001 par value 300,000,000 shares authorized, 35,021,580 shares issued and outstanding at July 31, 2009 and 32,821,580 shares issued and outstanding at April 30, 2009 respectively	35,022	32,822
Additional paid in capital	2,582,401	2,474,601
Accumulated deficit	(127,004)	(44,667)

Total stockholder's equity	2,490,419	2,462,756

Total liabilities and stockholder's equity	$2,820,205	$2,840,456

See accompanying Notes to Financial Statement

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Operations

For the quarterly period ending July 31, 2009
and the period March 31 (date of inception) through July 31, 2009
(Unaudited)

		Date of
	Three months	inception
	ended	through
	July 31,	July 31,
	2009	2009

Revenues
Oil sales	$-	$-

Cost of goods sold	2,500	2,500

Gross loss	(2,500)	(2,500)

Operating expenses
Depreciation expense	20,901	27,868
General and administrative expense	53,070	90,770

Total operating expenses	73,971	118,638

Loss from operations	(76,471)	(121,138)

Other expense
Interest expense	(5,866)	(5,866)

Loss before taxes	(82,337)	(127,004)

Provision for income taxes	-	-

Net loss	$(82,337)	$(127,004)

Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic	34,567,232	26,122,252

Weighted average number of shares - diluted	36,289,303	27,465,589

See accompanying Notes to Financial Statement

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Cash Flows

For the quarterly period ending July 31, 2009 and the period March 31 (date of inception) through July 31, 2009
(Unaudited)

		Date of
	Three months	inception
	ended	through
	July 31,	July 31,
	2009	2009
Cash flows from operating activities:
Net loss	$(82,337)	(127,004)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	20,901	27,868
Changes in current assets and liabilities:
Accrued expenses	43,590	37,700
Accrued interest	5,866	5,866

Net cash (used in) operating activities	(11,980)	(55,570)

Cash flows from financing activities:
Proceeds from notes payable - related party	12,630	12,630

Net cash provided by financing activities	12,630	12,630

Net increase in cash	650	(42,940)

Cash - beginning of period	-	-

Cash - end of period	$650	$(42,940)

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Schedule of Noncash Investing and Financing Activities

Acquisition of oil and gas rights	$-	$1,375,000
Acquisition of drilling and field equipment	-	1,472,423
Issuance of common stock	-	(2,847,423)

Cash paid for equipment	$-	$-

Conversion of notes payable - related party	110,000	110,000
Issuance of common stock	(110,000)	(110,000)

Cash paid for principal payments on

See accompanying Notes to Financial Statement

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the quarterly period ended July 31, 2009 and the period March 31
(date of inception) through July 31, 2009
(Unaudited)

Note 1: Summary of Significant Accounting Policies:

The following items comprise the significant accounting policies of Eagle Oil Holding Company, Inc. (“the Company”). The policies reflect industry practices and conform to generally accepted accounting principles.

The accompanying unaudited  financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-K for fiscal 2009, and other filings of the Company, on are on file with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2009 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending April 30, 2010.

Organization:

The Company was incorporated in the State of Nevada on March 31, 2009.

Reverse Merger:

The Company was formed in Nevada in 2004 and was initially engaged in acquiring, developing, operating and selling real estate on Long Island, in New York State.  On April 30, 2009, pursuant to the terms of a Stock Purchase Agreement between the Company and Eagle Environmental Technologies, Ltd., the Company acquired Eagle Oil Holding Company, Inc., a Nevada corporation, in exchange for the issuance of 28,500,000 newly issued shares of the Company's common stock (the “Acquisition”) resulting in Eagle Oil Holding Company, Inc. becoming a wholly-owned subsidiary of the Company.  The Company subsequently changed its name to Eagle Oil Holding Company, Inc.

This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company as the legal acquirer, are those of the accounting acquirer, Eagle Oil Holding Company, Inc.  The accompanying financial statements reflect the recapitalization of the stockholders' equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the shares of common stock issued to the former Eagle Oil Holding Company, Inc. stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

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

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the quarterly period ended July 31, 2009 and the period March 31
(date of inception) through July 31, 2009
(Unaudited)

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

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the quarterly period ended July 31, 2009 and the period March 31
(date of inception) through July 31, 2009
(Unaudited)

Note 1: Summary of Significant Accounting Policies, Continued:

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. These differences relate primarily to the difference between the basis of operating loss carryforwards and depreciable assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

Going Concern:

The Company is a exploration stage company that incurred a net loss for the year. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

Loss per Common Share:
The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted loss per common share for the quarterly period ended July 31, 2009 was 34,567,232 and 36,289,303, respectively.   The weighted average number of common shares used to calculate basic and diluted loss per common share for the period March 31, 2009 (date of inception) through July 31, 2009 was 26,122,252 and 27,465,589, respectively.

Recent Accounting Pronouncements:

In June 2006, the FASB released FASB Interpretation [FIN] No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 interprets the guidance in FASB Statement of Financial Accounting Standards [SFAS] No. 109, Accounting for Income Taxes.  When FIN 48 is implemented, reporting entities utilize different recognition thresholds and measurement requirements when compared to prior technical literature.  On December 30, 2008, the FASB Staff issued FASB Staff Position [FSP] FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.  Disclosure is not required of a loss contingency involving an unasserted claim or assessment when there has been no manifestation by a potential claimant of an awareness of a possible claim or assessment unless it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable.  Using that guidance, as of July 31, 2009, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the quarterly period ended July 31, 2009 and the period March 31
(date of inception) through July 31, 2009
(Unaudited)

Note 2:             Property and Equipment:

Property and equipment consist of the following at July 31, 2009:

Drilling and field equipment	$1,472,423

Accumulated depreciation	(27,868)

$1,444,555

Depreciation expense for the quarterly period ended July 31, 2009 and the period March 31, 2009 (date of inception) through July 31, 2009 was $20,901 and $27,868, respectively.

Note 3:             Notes Payable – Related Party:

In April 2009, the Company assumed notes payable to a related party for a total of $340,000.  The notes bear interest at a rate of 10% and are due December 31, 2009.  The notes payable were able to be converted to common stock at a conversion price of $.05 per share on or before May 20, 2009.  On or before May 20, 2009 a total of $110,000 of the Company’s outstanding debt was converted into a total of 2,200,000 shares of the Company’s common stock.  Subsequent to May 30, 2009 through the maturity of the note the conversion price is 80% of the average trading price for the twenty days prior to the election to convert, not to be less than $.20 per share.  The convertible price as of July 31, 2009 was $.57 per share.  As of July 31, 2009 the notes payable to a related party totaled $230,000 with accrued interest payable of $5,750.

The Company issued a note payable to a related party, who is a shareholder.  The notes bear interest at a rate of 12% with principal and interest due December 1, 2009.  As of July 31, 2009 the notes payable to a related party totaled $5,130 with accrued interest payable of $74.

The Company issued a note payable to a related party, Hohle Oil Services Co, Inc. The notes bear interest at a rate of 12% with principal and interest due December 1, 2009.  As of July 31, 2009 the notes payable to a related party totaled $7,500 with accrued interest payable of $43.

Note 4:             Related Party Transactions:

On April 30, 2009, the Company assumed an agreement with Hohle Oil Services Co, Inc., to operate the oil fields on behalf of the Company.  The Company will pay an operating fee of 5% of revenue on the first 500 barrels per day and 3% on the revenue thereafter.   Hohle Oil Services Co, Inc. is a privately held company that is wholly owned by the President of the Company.

The Company has an agreement with Plasma Energy Processes, Inc., the owner of which is a shareholder of the Company, to rent commercial office space in Nevada and California.  The terms of the lease are month-to-month and call for base rent in the amount of $1,800 per month.  As of July 31, 2009 the accrued rent payable of $5,400 is included in accrued expenses.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
For the quarterly period ended July 31, 2009 and the period March 31
(date of inception) through July 31, 2009
(Unaudited)

Note 5:	Income Tax Expense:

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	Three months	Date of Inception
	ended	Through
	July 31,	July 31,
	2009	2009
Deferred tax assets:
Federal and state net operating loss carryovers	$33,000	$49,000

Valuation allowance	(33,000)	(49,000)

	$-	$-

The Company has established a valuation allowance to reduce its deferred asset to an amount that will more likely than not be realized. The net change in total valuation allowance is as follows:

Beginning valuation allowance	$16,000
Change in valuation allowance	33,000

Ending valuation allowance	$49,000

Note 6:	Commitments:

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

The Company entered into a service agreement as of June 1, 2009 with a management company to provide management and administrative services.  The terms of the agreement state the Company will pay $12,500 per month and the agreement expires May 31, 2012.

Note 7:	Sale of Common Stock:

On or before May 20, 2009 a total of $110,000 of the Company’s outstanding debt was converted into a total of 2,200,000 shares of the Company’s common stock.

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

OVERVIEW

We are an independent growth-oriented energy company engaged in the exploration and production of oil through the development of repeatable, low geological risk, high potential projects in the active East Texas oil and gas region. We currently hold a 78% working interest in 173 wells located in the Historic Woodbine Oil Field in East Texas, all of which are in need of reconditioning before they can be returned to production.  As of the date hereof, four wells have already been reconditioned and are ready for production.  Prior to April 30, 2009, the Company was engaged in real estate development projects and, on April 30, 2009, the last day of our prior fiscal year, we acquired Eagle Oil Company and changed the focus of our business to oil exploration and production.  Since the acquisition of Eagle Oil Company was accounted for as a reverse acquisition, this Quarterly Report reflects our oil exploration and production business as if we were engaged in such line of business for the entire period reported.

Results of Operations

Expenses

Our operating expenses for the three month period ended July 31, 2009 were $73,971 and were comprised primarily of payroll, professional fees and depreciation expense.  As our oil production recommences, we expect our expenses to increase and to include the cost of field contractors and oil field operating expenses.  We also had interest expense for the three month period ended July 31, 2009 of $5,866.

Our operating expenses for the period commencing at inception and ended July 31, 2009 were $121,138 and were comprised primarily of payroll, professional fees and depreciation expense. We also had interest expense for the period of $5,866.

Liquidity and Capital Resources

As of July 31, 2009, the Company had total assets of $2,820,205 consisting of $1,375,000 in net oil and gas rights and $1,444,555 in drilling and field equipment.  Since inception the Company has only had nominal operations and has total current liabilities of $329,786. Our capital requirements are dependent on several factors and are primarily related to our oil production development expenses and our existing debt. Although in connection with our auditor financials for our fiscal year ended April 30, 2009, our independent auditor, determined that the Company’s continued existence of the Company is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries, we believe that cash to be generated by operations will be sufficient to meet our anticipated cash for the next 12 months.  If we are unable to commence oil production and sell our products over the next 12 months, our cash generated from operations will likely not be sufficient to fund operations. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to continue to grow our business. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies

Item 4.	Controls and Procedures

Not required for Smaller Reporting Companies

Item 4T.	Controls and Procedures

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

Following the Company’s April, 2009 business combination and pursuant to our evaluation, our new management has commenced a redesign of the Company’s disclosure controls and procedures and we believe that our disclosure controls and procedures are being redesigned to provide reasonable assurance of achieving their objectives in the future.  In this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to Eagle Oil Holding Company, Inc. required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  The deficiency identified was the Company’s limited segregation of duties amongst the Company’s employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit
Number	Description

31	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 17, 2009
EAGLE OIL HOLDING COMPANY, INC.

By:	/s/ Brian Wilmot
Brian Wilmot
Chief Executive Officer and Chief Financial Officer