Form 10-Q
period 2009-10-31
Eagle Oil Holding Company, Inc.
filed 2009-12-21
CIK 1437476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
October 31, 2009

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

As of December 10, 2009 there were 31,450,000 shares of common stock outstanding, par value $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements.

Eagle Oil Holding Company, Inc.

(An Exploration Stage Company)
Balance Sheets

	October 31, 2009	April 30, 2009
	(Unaudited)

Assets

Cash	$379	$-

Total current assets	379	-

Oil and gas rights, at cost	1,375,000	1,375,000

Property and equipment, net	1,423,654	1,465,456

Total assets	$2,799,033	$2,840,456

Liabilities and Stockholder's Equity

Current liabilities:
Accrued expenses	$131,175	$37,700
Accrued interest	12,482	-
Notes payable - related party	276,552	340,000

Total liabilities	420,209	377,700

Stockholder's equity:
Common stock, $.001 par value 300,000,000 shares authorized, 35,021,580 shares issued and outstanding as of October 31, 2009; 32,821,580 shares issued and outstanding as of April 30, 2009, respectively	35,022	32,822
Additional paid in capital	2,582,401	2,474,601
Accumulated deficit	(238,599)	(44,667)

Total stockholder's equity	2,378,824	2,462,756

Total liabilities and stockholder's equity	$2,799,033	$2,840,456
See accompanying Notes to Financial Statement.

Eagle Oil Holding Company, Inc.

(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			March 31, 2009
			(Date of
	Three months	Six months	Inception)
	ended	ended	through
	October 31,	October 31,	October 31,
	2009	2009	2009

Revenues
Oil sales	$-	$-	$-

Cost of goods sold	-	2,500	2,500

Gross loss	-	(2,500)	(2,500)

Operating expenses
Depreciation expense	20,901	41,802	48,769
General and administrative expense	83,854	136,924	174,624

Total operating expenses	104,755	178,726	223,393

Loss from operations	(104,755)	(181,226)	(225,893)

Other expense
Interest expense	(6,840)	(12,706)	(12,706)

Loss before taxes	(111,595)	(193,932)	(238,599)

Provision for income taxes	-	-	-

Net loss	$(111,595)	$(193,932)	$(238,599)

Net loss per share - basic	$(0.00)	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares - basic	34,567,232	29,735,918	29,735,918

Weighted average number of shares - diluted	33,840,181	30,193,321	30,193,321

See accompanying Notes to Financial Statement.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)
		March 31, 2009
		(Date of
	Six months	Inception)
	ended	through
	October 31,	October 31,
	2009	2009
Cash flows from operating activities:
Net loss	$(193,932)	(238,599)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	41,802	48,769
Changes in current assets and liabilities:
Accrued expenses	93,475	131,175
Accrued interest	12,482	12,482

Net cash (used in) operating activities	(46,173)	(46,173)

Cash flows from financing activities:
Proceeds from notes payable - related party	46,552	46,552

Net cash provided by financing activities	46,552	46,552

Net increase in cash	379	379

Cash - beginning of period	-	-

Cash - end of period	$379	$379

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Schedule of Noncash Investing and Financing Activities

Acquisition of oil and gas rights	$-	$1,375,000
Acquisition of drilling and field equipment	-	1,472,423
Issuance of common stock	-	(2,847,423)

Cash paid for equipment	$-	$-

Conversion of notes payable - related party	110,000	110,000
Issuance of common stock	(110,000)	(110,000)

Cash paid for principal payments on notes payable - related party	-	-

See accompanying Notes to Financial Statement.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 1:                  Summary of Significant Accounting Policies:

The following items comprise the significant accounting policies of Eagle Oil Holding Company, Inc. (“the Company”). The policies reflect industry practices and conform to generally accepted accounting principles.

The accompanying unaudited  financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-K for fiscal 2009, and other filings of the Company, which are on file with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2009 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending April 30, 2010.

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

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 1:                  Summary of Significant Accounting Policies, Continued:

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

All drilling and completion costs that directly lead to the extraction and production of oil and gas reserves are capitalized. Capitalized costs are accumulated by cost centers. For amortization purposes, the cost center is the individual property or an aggregation of properties in the same field or reservoir. The Company has one cost center, the Siler lease property located in East Texas.

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

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 1:                  Summary of Significant Accounting Policies, Continued:

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

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 1:                  Summary of Significant Accounting Policies, Continued:

Going Concern:

The Company is a exploration stage company that incurred a net loss of $44,667 for the period from March 31, 2009 (date of inception) through April 30, 2009 and $193,932 for the six months ended October 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 1:                  Summary of Significant Accounting Policies, Continued:

Loss per Common Share:

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted loss per common share for the six months ended October 31, 2009 was 29,735,918 and 30,193,321, respectively.   The weighted average number of common shares used to calculate basic and diluted loss per common share for the period March 31, 2009 (date of inception) through October 31, 2009 was 29,735,918 and 30,193,321, respectively.

Recent Accounting Pronouncements:

In June 2006, the FASB released FASB Interpretation [FIN] No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 interprets the guidance in FASB Statement of Financial Accounting Standards [SFAS] No. 109, Accounting for Income Taxes.  When FIN 48 is implemented, reporting entities utilize different recognition thresholds and measurement requirements when compared to prior technical literature.  On December 30, 2008, the FASB Staff issued FASB Staff Position [FSP] FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.  Disclosure is not required of a loss contingency involving an unasserted claim or assessment when there has been no manifestation by a potential claimant of an awareness of a possible claim or assessment unless it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable.  Using that guidance, as of October 31, 2009, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 2:                  Property and Equipment:

Property and equipment consist of the following at October 31, 2009:

Drilling and field equipment	$1,472,423

Accumulated depreciation	(48,769)

$1,423,654

Depreciation expense for the six months ended October 31, 2009 and the period March 31, 2009 (date of inception) through October 31, 2009 was $41,802 and $48,769, respectively.

Note 3:                  Notes Payable – Related Party:

In April 2009, the Company assumed notes payable to a related party for a total of $340,000.  The notes bear interest at a rate of 10% and are due December 31, 2009.  The notes payable were able to be converted to common stock at a conversion price of $.05 per share on or before May 20, 2009.  On or before May 20, 2009 a total of $110,000 of the Company’s outstanding debt was converted into a total of 2,200,000 shares of the Company’s common stock.  Subsequent to May 30, 2009 through the maturity of the note the conversion price is 80% of the average trading price for the twenty days prior to the election to convert, not to be less than $.20 per share.  The convertible price as of October 31, 2009 was $.23 per share.  As of October 31, 2009 the notes payable to a related party totaled $230,000 with accrued interest payable of $11,500.

The Company issued a note payable to a related party, who is a shareholder.  The notes bear interest at a rate of 12% with principal and interest due December 1, 2009.  As of October 31, 2009 the notes payable to a related party totaled $5,130 with accrued interest payable of $229.

The Company issued a note payable to a related party, JAB, which is wholly owned by a shareholder. The notes bear interest at a rate of 12% with principal and interest due January 1, 2010.  As of October 31, 2009 the notes payable to a related party totaled $1,250.

The Company issued a note payable to a related party, Hohle Oil Services Co, Inc., which is wholly owned by a shareholder. The notes bear interest at a rate of 12% with principal and interest due December 1, 2009.  As of October 31, 2009 the notes payable to a related party totaled $7,500 with accrued interest payable of $236.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 3:                  Notes Payable – Related Party (Continued):

The Company issued a note payable to a related party, who is a shareholder.  The notes bear interest at a rate of 12% with principal and interest due January 1, 2010.  As of October 31, 2009 the notes payable to a related party totaled $4,672 with accrued interest payable of $67.

The Company issued a note payable to a related party, who is a shareholder.  The notes bear interest at a rate of 10% with principal and interest due October 1, 2010.  As of October 31, 2009 the notes payable to a related party totaled $8,000 with accrued interest payable of $68.

The Company issued a note payable to a related party, who is a shareholder.  The notes bear interest at a rate of 10% with principal and interest due September 1, 2010.  As of October 31, 2009 the notes payable to a related party totaled $20,000 with accrued interest payable of $340.

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

The Company has an agreement with Plasma Energy Processes, Inc., the owner of which is a shareholder of the Company, to rent commercial office space in Nevada and California.  The terms of the lease are month-to-month and call for base rent in the amount of $1,800 per month.  As of October 31, 2009 the accrued rent payable of $10,800 is included in accrued expenses.

Note 5:                  Common Stock:

As noted in Note 3, $110,000 of the Company’s outstanding debt was converted into a total of 2,200,000 shares of the Company’s common stock.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
October 31, 2009
(Unaudited)

Note 6:                  Income Tax Expense:

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	Six months	Date of Inception
	ended	Through
	October 31,	October 31,
	2009	2009
Deferred tax assets:
Federal and state net operating loss carryovers	$37,000	$86,000

Valuation allowance	(37,000)	(86,000)

	$-	$-

The Company has established a valuation allowance to reduce its deferred asset to an amount that will more likely than not be realized. The net change in total valuation allowance is as follows:

Beginning valuation allowance	$49,000
Change in valuation allowance	37,000

Ending valuation allowance	$86,000

Note 7:                  Commitments:

As noted in Note 4, the Company entered into a rental agreement in the amount of $1,800 per month.  The terms of the agreement are month to month.

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

Note 8:                  Subsequent Events:

On November 30, 2009, the Company signed a letter of intent with a private equity firm for up to $10 million in financing.  An origination fee of 200,000 shares of common stock was paid on November 30, 2009.  The terms of the agreement allow the Company to sell common stock to the private equity firm at a price equal to 93% of the previous 5 days closing bid price.

On November 7, 2009, the Company issued a note payable to a related party, who is a shareholder for $17,155.  The notes bear interest at a rate of 12% with principal and interest due January 1, 2010.

On November 24, 2009, the Company issued a convertible note payable in the amount of $40,000.  The note is due in 9 months and bears interest of 8%.  The note is convertible to shares of common stock at a price equal to the average price of the lowest three trading days from the ten trading days prior to conversion.

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

Results of Operations

Expenses

Our operating expenses for the three month period ended October 31, 2009 were $104,755  and were comprised primarily of payroll, professional fees and depreciation expense.  As our oil production recommences, we expect our expenses to increase and to include the cost of field contractors and oil field operating expenses.  We also had interest expense for the three month period ended October 31, 2009 of $6,840.

Our operating expenses for the six month period ended October 31, 2009 were $178,726  and were comprised primarily of oil field contractors, oil field operating expenses, professional fees and depreciation expense.  As our oil production recommences, we expect our expenses to increase and to include the cost of field contractors and oil field operating expenses.  We also had interest expense for the six month period ended October 31, 2009 of $12,706.

Our operating expenses for the period commencing at inception and ended October 31, 2009 were $223,393 and were comprised primarily of oil field contractors, oil field operating expenses, professional fees and depreciation expense. We also had interest expense for the period of $12,706.

Liquidity and Capital Resources

As of October 31, 2009, the Company had total assets of $2,799,033 consisting of $1,375,000  in net oil and gas rights and $1,423,654 in drilling and field equipment.  We have total current liabilities of $420,209. Our capital requirements are dependent on several factors and are primarily related to our oil production development expenses and our existing debt.  Although in connection with our audited financials for our fiscal year ended April 30, 2009, our independent auditor, determined that the Company’s continued existence of the Company is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries, we believe that cash to be generated by operations will be sufficient to meet our anticipated cash for the next 12 months.  If we are unable to commence oil production and sell our products over the next 12 months, our cash generated from operations will likely not be sufficient to fund operations. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to continue to grow our business. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: December 21, 2009
EAGLE OIL HOLDING COMPANY, INC.

By:	/s/ Brian Wilmot
Brian Wilmot
Chief Executive Officer and Chief Financial Officer