Form 10-Q
period 2010-01-31
Eagle Oil Holding Company, Inc.
filed 2010-04-22
CIK 1437476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
January 31, 2010

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

As of March 15, 2010  there were 32,821,580 shares of common stock outstanding, par value $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Balance Sheets

	January 31, 2010	April 30,
	(Unaudited)	2009

Assets
Cash	$2,239	$-

Total current assets	2,239	-

Oil and gas rights, at cost	1,375,000	1,375,000

Property and equipment, net	1,402,755	1,465,456

Total assets	$2,779,994	$2,840,456

Liabilities and Stockholder's Equity

Current liabilities:
Accrued expenses	$219,594	$37,700
Accrued interest	20,241	-
Notes payable - related party	276,552	340,000
Notes payable	80,000	-

Total liabilities	596,387	377,700

Stockholder's equity:

Common stock, $.001 par value 300,000,000 shares authorized, 35,021,580 shares issued and outstanding as of January 31, 2010; 32,821,580 shares issued and outstanding as of April 30, 2009, respectively	35,022	32,822
Additional paid in capital	2,582,401	2,474,601
Accumulated deficit	(433,816)	(44,667)

Total stockholder's equity	2,183,607	2,462,756

Total liabilities and stockholder's equity	$2,779,994	$2,840,456

See accompanying Notes to Financial Statements.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

	Three months	Nine months	Date of inception
	ended	ended	through
	January 31,	January 31,	January 31,
	2010	2010	2010

Revenues
Oil sales	$-	$-	$-

Cost of goods sold	-	2,500	2,500

Gross loss	-	(2,500)	(2,500)

Operating expenses
Depreciation expense	20,899	62,701	69,668
General and administrative expense	166,559	303,483	341,183

Total operating expenses	187,458	366,184	410,851

Loss from operations	(187,458)	(368,684)	(413,351)

Other expense
Interest expense	(7,759)	(20,465)	(20,465)

Loss before taxes	(195,217)	(389,149)	(433,816)

Provision for income taxes	-	-	-

Net loss	$(195,217)	$(389,149)	$(433,816)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares - basic	34,567,232	34,567,232	31,183,738

Weighted average number of shares - diluted	35,971,580	35,367,021	31,924,917

See accompanying Notes to Financial Statements.

Eagle Oil Holding Company, Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

		Date of
	Nine months	inception
	ended	through
	January 31,	January 31,
	2010	2010
Cash flows from operating activities:
Net loss	$(389,149)	(433,816)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	62,701	69,668
Changes in current assets and liabilities:
Accrued expenses	181,894	219,594
Accrued interest	20,241	20,241

Net cash (used in) operating activities	(124,313)	(124,313)

Cash flows from financing activities:
Proceeds from notes payable	80,000	80,000
Proceeds from notes payable - related party	46,552	46,552

Net cash provided by financing activities	126,552	126,552

Net increase in cash	2,239	2,239

Cash - beginning of period	-	-

Cash - end of period	$2,239	$2,239

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Schedule of Noncash Investing and Financing Activities

Acquisition of oil and gas rights	$-	$1,375,000
Acquisition of drilling and field equipment	-	1,472,423
Issuance of common stock	-	(2,847,423)

Cash paid for equipment	$-	$-

Conversion of notes payable - related party	110,000	110,000
Issuance of common stock	(110,000)	(110,000)

Cash paid for principal payments on notes payable - related party	-	-

See accompanying Notes to Financial Statements.

Eagle Oil Holding Company, Inc.
 (An Exploration Stage Company)
Notes to the Financial Statements
For the nine months ended January 31, 2010
and the period March 31 (date of inception)
through January 31, 2010
(Unaudited)

Note 1: Summary of Significant Accounting Policies:

The following items comprise the significant accounting policies of Eagle Oil Holding Company, Inc. (“the Company”). The policies reflect industry practices and conform to generally accepted accounting principles.

The accompanying unaudited  financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-K for fiscal 2009, and other filings of the Company, which are on file with the Securities and Exchange Commission. The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending April 30, 2010.

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

Eagle Oil Holding Company, Inc.
 (An Exploration Stage Company)
Notes to the Financial Statements
For the nine months ended January 31, 2010
and the period March 31 (date of inception)
through January 31, 2010
(Unaudited)

Note 1:  Summary of Significant Accounting Policies, Continued:

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

Going Concern:

The Company is a exploration stage company that incurred a net loss of $44,667 for the period from March 31, 2009 (date of inception) through April 30, 2009 and $389,149 for the nine months ended January 31, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

Eagle Oil Holding Company, Inc.
 (An Exploration Stage Company)
Notes to the Financial Statements
For the nine months ended January 31, 2010
and the period March 31 (date of inception)
through January 31, 2010
(Unaudited)

Note 1:  Summary of Significant Accounting Policies, Continued:

Loss per Common Share:

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted loss per common share for the nine months ended January 31, 2010 was 34,567,232 and 35,367,021, respectively.   The weighted average number of common shares used to calculate basic and diluted loss per common share for the period March 31, 2009 (date of inception) through January 31, 2010 was 31,183,738 and 31,924,917, respectively.

Recent Accounting Pronouncements:

In June 2006, the FASB released FASB Interpretation [FIN] No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 interprets the guidance in FASB Statement of Financial Accounting Standards [SFAS] No. 109, Accounting for Income Taxes.  When FIN 48 is implemented, reporting entities utilize different recognition thresholds and measurement requirements when compared to prior technical literature.  On December 30, 2008, the FASB Staff issued FASB Staff Position [FSP] FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.  Disclosure is not required of a loss contingency involving an unasserted claim or assessment when there has been no manifestation by a potential claimant of an awareness of a possible claim or assessment unless it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable.  Using that guidance, as of January 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Eagle Oil Holding Company, Inc.
 (An Exploration Stage Company)
Notes to the Financial Statements
For the nine months ended January 31, 2010
and the period March 31 (date of inception)
through January 31, 2010
(Unaudited)
Note 2: Property and Equipment:

Property and equipment consist of the following at January 31, 2010:

Drilling and field equipment	$1,472,423

Accumulated depreciation	(69,668)

$1,402,755

Depreciation expense for the nine months ended January 31, 2010 and the period March 31, 2009 (date of inception) through January 31, 2010 was $62,701 and $69,668, respectively.

Note 3: Notes Payable:

In November 2009, the Company issued a note payable of $40,000.  The note bears interest at a rate of 8% and is due August 18, 2010.  The note payable is able to be converted to common stock at a conversion price of the lessor of $.04 per share or 50% of the average trading price for the lowest three trading prices within ten days prior to the election to convert.  The convertible price as of January 31, 2010 was $.04 per share.  As of January 31, 2010 the note payable totaled $40,000 with accrued interest payable of $649.

In January 2010, the Company issued a note payable of $40,000.  The note bears interest at a rate of 8% and is due October 15, 2010.  The note payable is able to be converted to common stock at a conversion price of the lessor of $.04 per share or 50% of the average trading price for the lowest three trading prices within ten days prior to the election to convert.  The convertible price as of January 31, 2010 was $.04 per share.  As of January 31, 2010 the note payable totaled $40,000 with accrued interest payable of $140.

		Payable
	Interest Rate	Within One Year	After One Year

Note payable to Asher Enterprises, principal and interest due August 18, 2010	8%	$40,000	$-

Note payable to Asher Enterprises, principal and interest due October 15, 2010	8%	40,000	-

		$80,000	$-

Interest expense on notes payable for the nine months ended January 31, 2010 and the period March 31, 2009 (date of inception) through January 31, 2010 was $789 and $789, respcetively, and is included in interest expense.

Eagle Oil Holding Company, Inc.
 (An Exploration Stage Company)
Notes to the Financial Statements
For the nine months ended January 31, 2010
and the period March 31 (date of inception)
through January 31, 2010
(Unaudited)

Notes 4: Notes Payable – Related Party:

In April 2009, the Company assumed notes payable to a related party for a total of $340,000.  The notes bear interest at a rate of 10% and are due December 31, 2009.  The notes payable were able to be converted to common stock at a conversion price of $.05 per share on or before May 20, 2009.  On or before May 20, 2009 a total of $110,000 of the Company’s outstanding debt was converted into a total of 2,200,000 shares of the Company’s common stock.  Subsequent to May 30, 2009 through the maturity of the note the conversion price is 80% of the average trading price for the twenty days prior to the election to convert, not to be less than $.20 per share.  The convertible price as of January 31, 2010 was $.20 per share.  As of January 31, 2010 the notes payable to a related party totaled $230,000 with accrued interest payable of $17,250 were considered to be past due.

The Company issued a note payable to a related party, who is a shareholder.  The note bears interest at a rate of 12% with principal and interest due on demand.  As of January 31, 2010 the notes payable to a related party totaled $5,130 with accrued interest payable of $385.

The Company issued a note payable to a related party, JAB, which is wholly owned by a shareholder. The notes bear interest at a rate of 12% with principal and interest due on demand.  As of January 31, 2010 the notes payable to a related party totaled $1,250.

The Company issued a note payable to a related party, Hohle Oil Services Co, Inc., which is wholly owned by a shareholder. The notes bear interest at a rate of 12% with principal and interest due on demand.  As of January 31, 2010 the notes payable to a related party totaled $7,500 with accrued interest payable of $496.

The Company issued a note payable to a related party, who is a shareholder.  The note bears interest at a rate of 12% with principal and interest due on demand.  As of January 31, 2010 the notes payable to a related party totaled $4,672 with accrued interest payable of $207.

The Company issued a note payable to a related party, who is a shareholder.  The note bears interest at a rate of 10% with principal and interest due on demand.  As of January 31, 2010 the notes payable to a related party totaled $8,000 with accrued interest payable of $270.

The Company issued a note payable to a related party, who is a shareholder.  The note bears interest at a rate of 10% with principal and interest due September 1, 2010.  As of January 31, 2010 the notes payable to a related party totaled $20,000 with accrued interest payable of $844.

		Payable
	Interest Rate	Within One Year	After One Year

Convertible notes payable to shareholders, past due.	10%	$230,000	$-

Note payable to a shareholder, principal and interest are due on demand.	12%	5,130	-

Note payable to JAB, principal and interest due on demand.	12%	1,250	-

Note payable to a Hohle Oil Services, Co., principal and interest are due on demand.	12%	7,500	-

Note payable to a shareholder, principal and interest are due on demand.	12%	4,672	-

Note payable to a shareholder, principal and interest are due on demand.	10%	8,000	-

Note payable to a shareholder, principal and interest due September 1, 2010.	10%	20,000	-

		$276,552	$-

Interest expense on notes payable -related party for the nine months ended January 31, 2010 and the period March 31, 2009 (date of inception) through January 31, 2010 was $19,676 and $19,676, respcetively, and is included in interest expense.

Eagle Oil Holding Company, Inc.
 (An Exploration Stage Company)
Notes to the Financial Statements
For the nine months ended January 31, 2010
and the period March 31 (date of inception)
through January 31, 2010
(Unaudited)

Note 5: Related Party Transactions:

On April 30, 2009, the Company assumed an agreement with Hohle Oil Services Co, Inc., to operate the oil fields on behalf of the Company.  The Company will pay an operating fee of 5% of revenue on the first 500 barrels per day and 3% on the revenue thereafter.   In addition, the Company will reimburse Hohle Oil Services Co, Inc. for all expenses incurred in operating the oil fields.  Hohle Oil Services Co, Inc. is a privately held company that is wholly owned by the President of the Company. Field expenses reimbursed to Hohle Oil Services Co, Inc. for the nine months ended January 31, 2010 and the period March 31, 2009 (date of inception) through January 31, 2010 was $67,000 and $67,000, respcetively, and are included in general and administrative expense.

The Company has an agreement with Plasma Energy Processes, Inc., the owner of which is a shareholder of the Company, to rent commercial office space in Nevada and California.  The terms of the lease are month-to-month and call for base rent in the amount of $1,800 per month.  As of January 31, 2010 the rental expnese of $16,200 is included in accrued expenses.

The Company has an agreement with D&H Vending, Inc., the owner of which is a shareholder of the Company, to rent commercial office space in California.  The terms of the lease are month-to-month and call for base rent in the amount of $1,600 per month.  As of January 31, 2010 the rental expense of $4,800 is included in accrued expenses.

Note 6: Common Stock:

As noted in Note 3, $110,000 of the Company’s outstanding debt was converted into a total of 2,200,000 shares of the Company’s common stock.

Note 7: Income Tax Expense:

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

January 31,
2010
Deferred tax assets:
Federal and state net operating loss carryovers	$150,000

Valuation allowance	(150,000)

$-

The Company has established a valuation allowance to reduce its deferred asset to an amount that will more likely than not be realized.

Note 8: Commitments:

As noted in Note 3, the Company entered into a rental agreements in the amount of $3,400 per month.  The terms of the agreement are month to month.

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

OVERVIEW

We are an independent growth-oriented energy company engaged in the exploration and production of oil through the development of repeatable, low geological risk, high potential projects in the active East Texas oil and gas region. We currently hold a 78% working interest in 173 wells located in the Historic Woodbine Oil Field in East Texas, all of which are in need of reconditioning before they can be returned to production.  As of the date hereof, four wells have already been reconditioned and are ready for production once consent is received from the Texas Railroad Commission.  Prior to April 30, 2009, the Company was engaged in real estate development projects and, on April 30, 2009, the last day of our prior fiscal year, we acquired Eagle Oil Company and changed the focus of our business to oil exploration and production.  Since the acquisition of Eagle Oil Company was accounted for as a reverse acquisition, this Quarterly Report reflects our oil exploration and production business as if we were engaged in such line of business for the entire period reported.

Results of Operations

Expenses

Our operating expenses for the three month period ended January 31, 2010 were $187,458 and were comprised primarily of payroll, professional fees and depreciation expense.  As our oil production recommences, we expect our expenses to increase and to include the cost of field contractors and oil field operating expenses.  We also had interest expense for the three month period ended January 31, 2010 of $7,759.

Our operating expenses for the nine month period ended January 31, 2010 were $366,184 and were comprised primarily of oil field contractors, oil field operating expenses, professional fees and depreciation expense.  As our oil production recommences, we expect our expenses to increase and to include the cost of field contractors and oil field operating expenses.  We also had interest expense for the nine month period ended January 31, 2010 of $20,465.

Our operating expenses for the period commencing at inception and ended January 31, 2010 were $410,851 and were comprised primarily of oil field contractors, oil field operating expenses, professional fees and depreciation expense. We also had interest expense for the period of $20,465.

Liquidity and Capital Resources

As of January 31, 2010, the Company had total assets of $2,779,994 consisting of $1,375,000 in net oil and gas rights and $1,402,755 in drilling and field equipment. We have total current liabilities of $596,387. Our capital requirements are dependent on several factors and are primarily related to our oil production development expenses and our existing debt. Although in connection with our audited financials for our fiscal year ended April 30, 2009, our independent auditor, determined that the Company’s continued existence of the Company is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries, we believe that cash to be generated by operations will be sufficient to meet our anticipated cash for the next 12 months. If we are unable to commence oil production and sell our products over the next 12 months, our cash generated from operations will likely not be sufficient to fund operations. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to continue to grow our business. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4,  2010, the Company issued 200,000 new newly issued shares of its common stock as payment of a commitment fee related to an standby equity financing agreement.  The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations made, which included, in pertinent part, that such shareholder was an “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act and that the common stock was acquired for investment purposes not with a view to the resale or distribution thereof.  A legend was included on such shares which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description

31	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2010
EAGLE OIL HOLDING COMPANY, INC.

By:	/s/ Brian Wilmot
Brian Wilmot
Chief Executive Officer and Chief Financial Officer