Form 10-K
period 2020-04-30
Green Stream Holdings Inc.
filed 2020-08-19
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2020

GREEN STREAM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Wyoming	000-53279	20-1144153
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

16620 Marquez Ave

Pacific Palisades, CA 90272

(Address of Principal Executive Office) (Zip Code)

(310) 230-0240

Registrant’s telephone number, including area code)

____________________________________________________

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	OTC Markets: GFSI

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated  filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒   Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6.7 million based on the closing sales price of $1.10 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. As of August 18, 2020 there were 65,395,665 shares of the registrant’s common stock outstanding.

PART I

Item 1.	Business.

Introduction

We are a provider of next-generation solar energy solutions to underrepresented and/or growing market segments. To date, we announced the first-ever construction of a solar greenhouse incorporating proprietary greenhouse technology which uses customized red greenhouse glass and seamless solar panels. The Company is concurrently operating in multiple markets and is prepared for conducting business in several industry-friendly countries, states, and regions including California, Nevada, Arizona, Washington, New York, New Jersey, Massachusetts, New Mexico, Colorado, Hawaii, and Canada. Our business office is located at 16620 Marquez Ave Pacific Palisades, CA 90272.

History

The Company was formed in Wyoming in 2004 and was initially engaged in acquiring, developing, operating and selling real estate on Long Island, in New York State. In 2005, the Company acquired a 20,000 square foot office building which we then renovated for use as medical offices. We started to rent space in the building in 2006. In 2008, after the Company sold its interest in the medical office building, we explored additional real estate projects and entered into a contract to purchase property to develop in Bay Shore, New York. On April 30, 2020, the Company acquired Eagle Oil Company, a Wyoming corporation from Eagle Environmental Technologies Ltd., resulting in Eagle Oil becoming a wholly-owned subsidiary of the Company. Eagle Oil was subsequently merged into the Company and the Company changed its name to Green Stream Holdings Inc.

Business Overview

The Company operates as a holding company of its wholly owned subsidiary, Green Stream Finance, Inc., a Wyoming corporation founded in 2016. Green Stream Finance, Inc. has its offices in Malibu, California, and New York. The Company is focused providing access to solar and renewable energy to energy consumers. The Company is concurrently operating in multiple markets and is prepared for conducting business in several industry-friendly countries, states, and regions including California, Nevada, Arizona, Washington, New York, New Jersey, Massachusetts, New Mexico, Colorado, Hawaii, and Canada.

Green Stream Finance, Inc., is a provider of community solar solutions to underrepresented and/or growing market segments to homeowners, landowners, commercial building owners in the United States. Community Solar is a collection of solar panels in a publicly shared space that generates electricity from the sun. These panels are placed near homes and neighborhoods where they can provide maximum benefit to people who normally can’t use solar power. However, most solar developments deliver that renewable energy exclusively to people in the immediate area who have bought into the program. Green Stream works with property owners to develop Community Solar by providing financing and teaming with experts in the installation and management of such solar facilities.

The Company has partnered with selective world-class designers and manufacturers of solar power solutions such as the famed architect Anthony Morali and Renewable Energy Development LLC (“RED”), a leading expert in solar infrastructure design.

We endeavor to make the move to solar energy simple for our customers by managing and executing the process with our sales, installation and managing teams. Our key advantage is that we don’t sell solar panels, we sell energy solutions to our clients and oversee the permits, management matters, and installation process. We work with a group of contractors who design, procure, permit, install, and interconnect a suitable solar energy solution to the utility grid, simplifying the installation of Community Solar. We provide a comprehensive workmanship warranty on each fully operational system. Although we have engaged third-party manufacturers for production and distribution logistics and to provide services to the home building and roofing industries, we remain to be the party who communicates with the customers throughout the entire period of services of our energy solutions.

The Company’s strategy to increase sales will be to offer fundamentally unique solar power products, including solar greenhouses designed by RED, and to introduce a highly customizable and personalized approach to after-sales customer service through a unique type of contractual relationship with its customers.

During the next six months it is the Company’s plan to:

•	Raise capital to begin installing Community Solar projects.

•	Initiate aggressive online and offline marketing campaigns to build our brand, market awareness, and recognition.

•	Increase sales via increased advertising and marketing campaigns.

•	Identify attractive financing options for customers. We will refer our customers to a variety of options for financing their solar energy systems including home improvement loans, equipment leases and power purchase agreements and will continue our research for the best solutions for the customers.

•	Hire additional key employees to help strengthen the Company.

We plan to work with (i) private homeowners, (ii) local roofing companies, (iii) solar installation companies, (iv) custom homebuilders, (v) mass-market homebuilders and (vi) and commercial building multi-unit residential owners. We are currently working with commercial building and property owners in New York and New Jersey.

Description of Products and Service

Green Stream endeavors to provide solar energy solutions to underrepresented and/or growing market segments that seek renewable energy solutions but don’t have direct access to them. We seek to do this through offering solutions in Community Solar and with Solar Greenhouses, the next evolution of the greenhouse.

Solar Greenhouses

A critical component to the Company’s mission is the Company’s next-generation solar greenhouses. To date, we announced the first-ever construction of a solar greenhouse incorporating proprietary greenhouse technology which uses customized red greenhouse glass and seamless solar panels.

Such greenhouses comprise an innovative and aesthetically pleasing solar power system that is expected to significantly increase the use of space in comparison with conventional greenhouses. The red greenhouse glass removes the green light and increases the ratio from red to blue light, which significantly increases plant growth as compared to current solar greenhouse constructions. Comprised entirely of solar panels, with the walls of the structure itself made of solar glass, these innovative greenhouses may be placed on top of warehouses or other buildings.

The greenhouse designs are the brainchild of world-renowned architect Mr. Antony Morali, with whom the Company has engaged through a joint venture and profit-sharing agreement. Mr. Morali also serves as the lead designer of the Company’s current and planned solar greenhouse construction projects. RED, a leading expert in solar infrastructure design, is engaged in several large solar project constructions within the New York metropolitan area.

We already began commercializing the product in North America. The announced construction using this revolutionary solar technology is currently underway in downtown Las Vegas, Nevada.

Community Solar

Electricity generation in the U.S. is progressing to a renewable market. Solar energy is on the rise due to state and federal government tax incentives, ease of operation and maintenance, and declining costs. The economy is creating a market for renewable energy that helps conserve our natural resources and clean energy that reduce the long-standing harmful environmental effects of coal and oil.

The renewable energy market is growing with federal and particularly state, regulations passing and implementing bills around the nation for more renewable sources. California is taking the lead on sustainable energy with their passing of a Senate Bill (SB 350) that requires 50% of electricity to come from renewable sources by 2030. The enactment of SB 350 encourages the procurement of electricity from renewable sources, providing a market for solar power plants in California.

Demand for photovoltaic (“PV”) solar power in the U.S. has grown significantly over the last few years and is projected by the Solar Energy Industries Association (“SEIA”) to continue growing rapidly. According to SEIA, from 2007 through 2017, the U.S. Solar market grew at an average annual rate of 59 percent. SEIA had projected a compound annual growth rate of 28 percent between 2012 and 2016. There were 10,608 MW installed in 2017 and in 2017 solar accounted for 30% of all new electric generating capacity installed.

For all of 2017, non-residential PV was the only segment expected to grow on an annual basis. The segment’s growth comes from projects rushing to install before rate and incentive structures changes in select markets, along with the continued emergence of business and community solar, which is on track to grow by more than 50% year-over-year. According to market segment data from SEIA, installed capacity of utility-scale PV projects grew from 58 MW in 2009 to 53 GW at the end of 2017. Utility-scale solar (plants with a capacity of at least one megawatt) comprise about 2% of all utility-scale electric generating capacity and 0.9 % of utility-scale generation. The first utility-scale solar plants were installed in the mid-1980s, but more than half of the currently operating utility-scale solar capacity came online since 2015.

Community solar energy incentives coupled with the exorbitant electricity costs have generated a rapidly growing community solar market. The Company is targeting multiple high revenue verticals within the expanding solar energy markets, including but not limited to the rapidly increasing community solar space. For instance, in New York City, where building owners pay some of the highest electricity prices, the Company, plans on renting from 50,000 to 100,000 square feet of rooftop space in the near future to install its solar power solution providing the option of renewable solar power to local customers.

The Company expects to receive substantial revenues through sales of electricity directly to the building owners in the New York market. Referral agreements with the local community members will be essential to enter this market, particularly in New York, where the Company will develop marketing partnerships with major roofing companies to fuel client acquisition and increase of sales.

The Company is exclusively targeting commercial solar leasing and construction, a market space that provides significant and longer-term cash producing assets.

How Shared Solar Works:

Purchase Power Agreements and Lease Agreements

The Company realizes that it should distinguish itself not solely by means of its unique products but additionally through a personalized and convenient contractual relationship with its customers. Accordingly, the Company believes that the revenues in key regions will be derived directly from Purchase Power Agreements (PPAs) or simple leasing agreements. Ultimately, PPA is a financial arrangement in which a third-party developer, such as the Company, owns, operates, and maintains the photovoltaic (PV) system, and a host customer agrees to site the system on its property and purchases the system’s electric output from the solar services provider for a predetermined period. This financial arrangement allows the host customer to receive stable and low-cost electricity, while the solar services provider or another party acquires valuable financial benefits, such as tax credits and income generated from the sale of electricity. In accordance with the terms of the PPAs, the Company acts as the developer, designer, and the administrator of the project, dealing with permits, finances, and managing of the solar system, and well as installation and maintenance thereof. A customer, or “Host,” will pay a rate for such services, which is typically lower than the local utility’s retail rate of electricity. This lower electricity price significantly offsets the customer’s purchase of electricity from the host’s grid during the length of the PPA.

An interconnection agreement is generally required from the applicable local electricity utility to interconnect a solar energy system with the utility grid. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. We prepare and submit these agreements on behalf of our customers to ensure compliance with interconnection rules. With this business model, the host customer buys the services produced by our solar energy solutions rather than the solution itself. This framework is referred to as the services model, and the developers who offer PPAs are generally known as solar services providers. PPA arrangements enable the host customer to avoid many of the traditional barriers to the installation of on-site solar systems: high up-front capital costs, system performance risk, and complex design and permitting processes. In addition, PPA arrangements can be cash flow positive for the host customer from the day the system is commissioned.

The solar services provider functions as the project coordinator, arranging the financing, design, permitting, and construction of the system. The solar services provider purchases the solar panels for the project from a PV manufacturer, who provides warranties for system equipment. The installer will design the system, specify the appropriate system components, and may perform the follow-up maintenance over the life of the PV system. To install the system, the solar services provider might use an in-house team of installers or have a contractual relationship with an independent installer. Once the PPA is signed, a typical installation can usually be completed in three to six months.

Typical Project Timeline

An investor provides equity financing and receives the federal and state tax benefits for which the system is eligible. Under certain circumstances, the investor and the solar services provider may together form a special purpose entity for the project to function as the legal entity that receives and distributes to the investor payments from tax benefits and the sale of the system’s output. The utility serving the host customer provides an interconnection from the PV system to the grid and continues its electric service with the host customer to cover the periods during which the system is producing less than the site’s electric demand. Certain states have net metering requirements in place that provide a method of crediting customers who produce electricity on-site in excess of their own electricity consumption. In most states, the utility will credit excess electricity generated from the PV system, although the compensation varies significantly depending on state policies.

The Company plans to receive income not just from the fixed maintenance fee, but also from sales of electricity on a monthly basis of any unused energy, and, based on the terms of the agreement, keeping 80% of the customer’s savings. Typically, our solar power solutions are expected to produce enough energy to not only sufficiently supply the buildings but additionally to save and store enough energy to sell to utility companies. PPAs typically range from 10 to 15 years, during which the developer remains responsible for the operation and maintenance of the system for the duration of the agreement. The Company is exclusively targeting the commercial solar space, a market space that provides significant and longer-term cash-producing assets.

The Company also expects to derive revenue through simple leasing agreements in addition to PPAs. The Company will engage customers in 10 to 15-year leasing terms for both the solar infrastructure and the next-generation batteries requisite advanced for its operation. The Company is currently targeting major investment groups, brokers, and private investors in order to capitalize on a variety of unique investment opportunities in the commercial solar energy markets.

Some of the programs will be dependent upon favorable tax treatment and incentives from state, local and federal sources. Should there be a decline in this type of government support it could affect our profits or make the use of solar less desirable or cost effective. See Government Incentives and Policies, below.

Plan of Operation

The Company currently has reached information agreements in principal with six different commercial property owners to lease space to install community solar installations and has received design and installation proposals for two of the proposed installations. We have been raising funds through our Regulation A Offering (the “Offering”) that was previously qualified to be able to support payments on the proposed leases and installations as well as operational expenses and costs of continued development of the solar greenhouses in conjunction with RED.

We had a net loss of $112,714 for the fiscal year ended April 30, 2019 and a net loss of $168,000 for the nine-month period ended January 1, 2020. We have limited cash on hand and have not produced any revenues. Therefore, we will be dependent upon selling shares of our common stock pursuant to our Regulation A Offering to continue to finance the Company’s operations. We expect to finance the installation of solar systems with conventional debt financing for the bulk of the cost along with the sale of federal tax credits. Depending upon the state of operation, a portion of the cost will also be paid from state grants and incentives.

Major Suppliers and Key Contractors

We established important contractual relationship with Anthony Morali of Morali Architects and Dream Green Partners Inc. with regard to design, manufacturing, and installation of the solar panels and delegation of relevant functions to them for our solar panel greenhouse projects. The loss of either of these suppliers would have serious negative effects on our business, as it would take time to establish relationships with new suppliers.

Competition

Although many small and medium-sized companies are still in the process of understanding how solar energy can make sense for them, more than 100 of the Fortune 500 companies have already received significant results by using solar power.

Nevertheless, we believe our primary competitors are the traditional local utilities that supply energy to our potential customers. We compete with these traditional utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems rather than fossil-based alternatives. We believe that our pricing and focus on customer relationships allow us to compete favorably with traditional utilities in the regions we service.

Other sources of competition are other solar energy system providers such as Tesla, Inc., Vivint Solar Inc., Sunrun Inc., Sungevity, Inc., Tiger Reef, Inc., and many others. These companies may offer products that are similar to our solar energy systems, and we primarily compete with these companies based on price. We believe that we compete favorably with these companies.

The Company anticipates that the following factors will give us a competitive advantage because we expect to become a technology company insulated by patents creating a barrier to competition, as well as a company selling a product with brand recognition and expect the customers to select the Company because:

•	We offer unique innovative products.

•	We offer a flexible menu of product financing options and types of agreements.

•	We are located in the states where utility costs are high and/or incentives for solar energy systems are available, therefore, offering an attractive alternative to conventional power sources.

Employees

The Company has no full-time employees.

Patents and Trademarks

The company relies on a combination of trade secret, and contractual protections to establish and protect its intellectual proprietary rights. It may rely on patents held by its partners with whom it has contractual relationships.

The Company holds no patents, nor at this time, has any patent pending.

Government Regulation

An interconnection agreement is generally required from the applicable local electricity utility to interconnect a solar energy system with the utility grid. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. We prepare and submit these agreements on behalf of our customers to ensure compliance with interconnection rules.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or “OSHA,” and comparable state laws that protect and regulate employee health and safety. We expend resources to comply with OSHA requirements and industry best practices. Federal and/or state prevailing wage requirements, which generally apply to any “public works” construction project that receives public funds, may apply to installations of our solar energy systems on government facilities. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies. Our in-house personnel monitors and coordinates our continuing compliance with these regulations when required.

Some jurisdictions place limits on the size or number of solar energy systems that can be interconnected to the utility grid. This can limit our ability to sell and install solar energy systems in some markets. The regulatory environment is constantly changing.

Environmental Regulations

Once it begins manufacturing its product, the company may use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in its research and development, manufacturing, and construction activities. The company will be subject to a variety of federal, state, and local governmental laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position and results of operations. Compliance with these laws and regulations may be costly and may have a material adverse effect on our business and results of operations.

Government Incentives and Policies

U.S. federal, state and local governments have established various policies, incentives, and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, production-based incentives, tax abatements, and rebates. These incentives help catalyze private sector investments in solar energy, energy efficiency, and energy storage measures, including the installation and operation of residential and commercial solar energy systems.

 Following the extension of the Solar Investment Tax Credit in December 2015, the Internal Revenue Code allows a United States taxpayer to claim a tax credit of 30% of qualified expenditures for a solar energy system that is placed in service on or before December 31, 2019. This credit is scheduled to decline to 26% effective January 1, 2020, 22% in 2021, and then to 10% for commercial projects and 0% for residential projects in 2022.

Many U.S. states and local jurisdictions have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements, and credits. Many state governments, investor-owned utilities, municipal utilities, and co-operative utilities offer rebates or other cash incentives for the installation and operation of a solar energy system or energy-related products.

Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers.

Some states have established limits on net metering, fees on solar energy systems, or reduced the credit available for electricity generated by solar energy systems that are connected to the utility grid. For example, Hawaii, Nevada, and Mississippi have announced net metering policies that establish wholesale rates, not retail rates, for crediting electricity produced by solar energy systems. This has adversely impacted the attractiveness of solar energy to residential customers in these markets. The California Public Utilities Commission issued a ruling that maintains the net energy metering credit at full retail value but adds new charges and requirements for customers installing a solar energy system. On the other hand, other states continue to expand their net metering programs. New York, for example, has suspended its cap on solar photovoltaic systems covered by the state’s net metering program.

Some states like Massachusetts have offered Solar Renewable Energy Credits (“SRECs”) that provide cash payments based on the electricity produced by solar energy systems as an incentive for customers to invest in these systems. These programs are generally capped and must be reauthorized or extended when the cap is reached in order for the incentives to be continued. The Massachusetts Department of Energy Resources announced that the total capacity available under its most recent SREC program (SREC-II) for projects over 25 kW had been exceeded in early 2016, however it was announced on January 31, 2017, by the Massachusetts Department of Energy Resources that their new program, called Solar Massachusetts Renewable Target (“SMART”), is targeted to start in April 2018 and that the SREC II program would be extended in order to bridge between the two programs. The SREC II program was ultimately extended until November 26, 2018, at which point the first applications for SMART were accepted. The first SMART incentive allocations began on January 15, 2019.

On January 22, 2018, the Office of the President of the United States approved in substantial form, recommendations by the U.S. International Trade Commission to impose a tariff of 30% on imports of solar cells and photovoltaic modules under Section 201 of the Trade Act of 1974, unless specifically excluded. The 30% tariff declines 5% per year over the four-year term of the tariff. Further, the provisions of the 201 Tariff are applicable to imported solar cells and modules from Canada, despite its being a member of the North American Free Trade Act.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. The industry historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year, primarily due to adverse weather. Additionally, the industry historically experienced seasonality in sales of solar systems similar to ours, with the fourth and first quarters of the year seeing fewer sales orders than the second and third quarters. We do not have the historical experience to assess seasonality for this line of our own business.

Please see further Item 1A. Risk Factors, set forth below.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. An investor should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

Please consider the following risk factors and other information in this offering circular relating to our business and prospects before deciding to invest in our common stock.

This offering and any investment in our common stock involve a high degree of risk. You should carefully consider the risks described below and all of the information contained in this offering circular before deciding whether to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, and you may lose all or part of your investment.

The Company considers the following to be all known material risks to an investor regarding this offering. The Company should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

RISKS RELATED TO THE INDUSTRY

The demand for products requiring significant initial capital expenditures such as solar power products and related services are affected by general economic conditions.

The United States and countries worldwide have recently experienced a period of declining economies and turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war, in general, could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar power systems and solar greenhouses. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If economic recovery is slowed as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

If there is a shortage of components and/or key components rise significantly in price that may constrain our revenue growth.

The market for photovoltaic installations has continued to grow despite worldwide financial and economic issues. The introduction of significant production capacity has continued and has increased supply and reduced the cost of solar panels. If demand increases and supply contracts, the resulting likely price increase could adversely affect sales and profitability. From 2009 through 2014, there was a tremendous increase in the capacity to produce solar modules, primarily from China, which coupled with the worst economic downturn in nearly a century, significantly reduced the price of solar panels. As demand for solar panels will likely increase with an economic recovery, demand and pricing for solar modules could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

Shortages of silicon and inverters or supply chain issues could adversely affect the availability and cost of our solar energy systems. Manufacturers of photovoltaic modules depend upon the availability and pricing of silicon, one of the primary materials used in photovoltaic modules. The worldwide market for silicon from time to time experiences a shortage of supply, which can cause the prices for photovoltaic modules to increase and supplies to become difficult to obtain. While we have been able to obtain sufficient supplies of solar photovoltaic modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins.

Other international trade conditions such as work slowdowns and labor strikes at port facilities or major weather events can also adversely impact the availability and price of solar photovoltaic modules.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. these regulations and policies are being modified and may continue to be modified. Customer purchases of or further investment in the research and development of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products, for example, without certain major incentive programs and or the regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, and environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar power systems and harm our business.

The market for solar energy applications depends in large part on the availability and size of local, state, and federal government and economic incentives that vary by geographic market. The reduction, elimination or expiration of government subsidies and economic incentives for solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business.

The cost of solar power currently is less than retail electricity rates in most markets, and we believe solar will continue to do so for the foreseeable future. As a result, federal, state and local government bodies, the United States has provided incentives in the form of feed-in tariffs, or FITs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar power systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding or require renewal by the applicable authority. In addition, electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products.

Our success depends, in part, on the quality and safety of the services we provide.

We do not design and manufacture our own products. We can and do use a variety of products and do not have a commitment to any single manufacturer. We do not warranty our products because this is the responsibility of the manufacturer. However, we do warranty our installation workmanship and could suffer a loss of customer referrals and reputation degradation if our quality workmanship is not maintained.

The Company’s management has no specific experience in the design and installation of solar systems and relies on consultants and other third parties.

The Company has partnered with Anthony Morali and Renewable Energy Development LLC (“RED”), a leading expert in solar infrastructure design as the Company’s management doesn’t have specific experience in the installation and design of solar systems. Should the Company not be able to maintain these relationships it would have a significant impact on our ability to continue with our business plan.

We may need additional capital to develop our business.

The development of our services will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2019 and 2020 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products and services. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through a subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. Sales of existing shareholders of the common stock and preferred stock in the public market could adversely affect prevailing market prices and could impair the Company’s future ability to raise capital through the sale of the equity securities. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our compensation. If adequate, additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

You could suffer dilution should the Series B Convertible Preferred Stockholders convert their shares.

The President of the Company owns 600,000 shares of Series B Convertible Preferred Stock. If all of the Series B Convertible Preferred Stock is converted at the current conversion rate, an additional 600,000,000,000 shares of common stock could be issued to the holders thereof (i.e. more than the current number of authorized shares). This could cause you to suffer immediate and significant dilution such that the percentage of shares held by current shareholders after full conversion of the 600,000 Series B Convertible Preferred stock would be less than .1%.

Our liability insurance may not be adequate in a catastrophic situation.

We do not currently maintain property damage insurance or product liability insurance. Material damage to, or the loss to our facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to the Company.

The services we intend to provide to customers may not gain market acceptance, which would prevent us from achieving sales and market share.

The market for solar power is emerging and rapidly evolving, and its future success is uncertain, especially when solar power services are combined with other products such as greenhouses. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors may influence the widespread adoption of solar power technology and demand for solar power, including:

•	Performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	Cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;

•	Success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators, and large-scale solar thermal technologies;

•	Fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

•	Increases or decreases in the prices of oil, coal and natural gas;

•	Capital expenditures by customers, who tend to decrease when domestic or foreign economies slow; and

•	Continued deregulation of the electric power industry and broader energy industry.

We face intense competition from other system integrators and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The mainstream power generation market and related product sectors are well established, and we are competing with power generation from more traditional processes that can generate power at lower costs than most renewable or environmentally driven processes. Further, within the renewable power generation and technologies markets, we face competition from other methods of producing renewable or environmentally positive power. Then, the solar power market itself is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that provide solar installation services such as REC, Solar City, and Sunpower Corporation. Established integrators are growing and consolidating, including GoSolar, Sunwize, Sunenergy, and Real Good Solar and we expect that future competition will include new entrants to the solar power market. Further, many of our competitors may be developing or may be currently providing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

Some of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater sizes in some cases provide them with competitive advantages with respect to manufacturing costs and the ability to allocate costs across a greater volume of production and purchase raw materials at lower prices. They also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to the research, development, promotion, and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

Our sales and installations are subject to seasonality of customer demand and weather conditions which are outside of our control.

Our sales are subject to the seasonality of when customers buy solar energy systems. Historically, we are expected to experience spikes in orders during the spring and summer months which, due to lead time, result in installations and revenue increase during the summer and fall. Tax incentives can generate additional backlog prior to the end of the year, depending upon the incentives available and whether customers are looking to take advantage of such incentives before the end of the year.

Our ability to construct systems outdoors may be impacted by inclement weather, which can be most prominent in our geographic installation regions during the first and fourth quarters of the year. As a result of these factors, our first quarter is generally our slowest quarter of the year. If unexpected natural events occur and we are unable to manage our cash flow through these seasonal factors, there could be a negative impact on our financial position, liquidity, results of operations and cash flow.

Our inability to respond to changing technologies and issues presented by new technologies could harm our business.

The solar energy industry is subject to technological change. If we rely on products and technologies that cease to be attractive to customers, or if we are unable to respond appropriately to changing technologies and changes in product function or quality, we may not be successful in capturing or retaining significant market share. In addition, any new technologies utilized in our solar energy systems may not perform as expected or as desired, in which event our adoption of such products or technologies may harm our business.

We rely heavily on a limited number of designers, suppliers, installers and other vendors, and if these companies were unable to deliver critical components and services, it would adversely affect our ability to operate and our financial results.

We rely on a limited number of third-party suppliers to provide the components used in our solar-panel based greenhouses and our solar energy systems. We also rely on key vendors to provide internal and external services which are critical to our operations, including installation of solar energy systems, accounting and customer relationship management software, facilities and communications. The failure of our suppliers and vendors to supply us with products and services in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules, limit our ability to operate and harm our financial results. If any of our suppliers or vendors were to fail to supply our needs on a timely basis or to cease providing us key components or services we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply. If this were to occur, our business would be harmed.

The installation and ongoing operation of solar energy systems involves significant safety risks.

Solar energy systems generate electricity, which is inherently dangerous. Installation of these systems also involves the risk of fire, personal injuries occurring at the job site and other risks typical of construction projects. Although we take many steps to assure the safe installation and operation of our solar energy systems and greenhouse, and maintain insurance against such liabilities, we may nevertheless be exposed to significant losses arising from personal injuries or property damage arising from our projects.

United States trade policy affects our ability to purchase domestic solar panels.

One of the effects of the United States tariffs on imported solar panels, including solar panels from China, is an increased demand for products manufactured in the United States which may affect both our ability to purchase solar panels and the price and other terms at which solar panels are available to us. Because of the increased demand for domestically manufactured solar panels, we cannot assure you that, if we seek to purchase solar panels from Renewable Energy Development, a New York-based company, it will have the capacity to fill our orders at a commercially reasonable price or that we will be able to purchase solar panels from other suppliers at a reasonable cost. Our inability to obtain domestically produced solar panels can impair our ability to generate revenue and maintain reasonable gross margins.

Changes in net metering regulations could impair the market for solar products.

Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid. California’s first net metering policy set a “cap” for the three investor-owned utility companies in the state: Pacific Gas & Electric (PG&E), San Diego Gas & Electric (SDG&E), and Southern California Edison (SCE). All three have reached their cap where total solar installations in each utility’s territory were capped at five percent of total peak electricity demand. The California Public Utilities Commission (CPUC) created the known as “Net Metering 2.0” (NEM 2.0) that extends California net metering. NEM 2.0 is slightly different from the first net metering policy. Under NEM 2.0, customers will still receive the retail credit for electricity produced but will be required to pay more in Non-Bypassable Charges. NEM 2.0 also requires new solar customers to pay a one-time Interconnection Application Fee, the amount of which is dependent upon the utility company. For systems under 1MW, this fee is $132 for San Diego Gas & Electric, $145 for Pacific Gas & Electric, and $75 for Southern California Edison. NEM 2.0 customers are also required to use Time of Use (ToU) rates. These changes alter the return on investment for solar customers, and our pricing needs to reflect this change in order for the purchase of a solar system to be economically attractive to the customer, which may be reflected in lower prices and reduced margins.

To the extent that utility companies are not required to purchase excess electricity from owners of solar systems or are permitted to lower the amounts paid, the market for solar systems may be impaired. Because net metering can enable the solar system owner to further reduce the cost of electricity by selling excess electricity to the utility company, any elimination or reduction of this benefit would reduce the cost savings from solar energy. We cannot assure you that net metering will not be eliminated, or the benefits significantly reduced for future solar systems which may dampen the market for solar energy.

Although we are not regulated as a utility company, changes in regulations may subject us to regulation as a utility.

We are presently exempt from regulation as a utility as we have “qualifying facility” status with the Federal Energy Regulatory Commission for all of our qualifying solar energy projects. Any local, state, federal or foreign regulations which classify us as a utility could place significant restrictions on our ability to operate our business by prohibiting or otherwise restricting our sale of electricity. If we were subject to the same state, federal or foreign regulatory authorities as utility companies in the United States or if new regulatory bodies were established to oversee our business in the United States or in foreign markets such as China, then our operating costs would materially increase, which would impair our ability to generate a profit from our business.

Our business would be impaired if we lose our licenses, if more stringent government regulations are enacted or if we fail to comply with the growing number of regulations pertaining to solar energy and consumer financing industries.

Our business is or may become subject to numerous federal and state laws and regulations. The installation of solar energy systems performed by us is subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, utility interconnection requirements, and other rules and regulations. The financing transactions the Company are subject to numerous consumer credit and financing regulations. The consumer protection laws, among other things:

•	require us to obtain and maintain licenses and qualifications;

•	limit certain interest rates, fees and other charges we are allowed to charge;

•	limit or prescribe certain terms of the loans to our customers; and

•	require specific disclosures and the use of special contract forms.

The number of laws affecting both aspects of our business continues to grow. We can give no assurances that we will properly and timely comply with all laws and regulations that may affect us. If we fail to comply with these laws and regulations, we may be subject to civil and criminal penalties. In addition, non-compliance with certain consumer disclosure requirements related to home solicitation sales and home improvement contract sales affords residential customers with a right to rescind such contracts in some jurisdictions.

Changes in regulations relating to fossil fuel can impact the market for renewable energy, including solar.

The market for renewable energy in general and solar energy, in particular, is affected by regulations relating to the use of fossil fuel and the encouragement of renewable energy. To the extent that changes in regulations have the effect of reducing the cost of gas, oil, and coal or encouraging the use of such fuels, the market for solar systems may be impaired.

A material decline in the price of electricity charged by the local utility company to commercial users may impair our ability to attract commercial customers.

Often large commercial customers pay less for energy from utility companies than residential customers. To the extent that utility companies offer commercial customers a lower rate for electricity, they may be less willing to switch to solar energy. Under such conditions, we may be unable to offer solar energy systems in commercial markets that produce electricity at rates that are competitive with the price of retail electricity they are able to obtain from the local utility company. In such event, we would be at a competitive disadvantage compared to the local utility company and may be unable to attract new commercial customers, which would impact our revenues.

Solar energy and other forms of renewable energy compete with other forms of energy and the attractiveness of solar energy reflects the cost of electricity from the local grid.

Solar energy competes with other all other forms of energy, including, particularly local utility companies, whose pricing structure effectively determines the market for solar energy. If consumers, whether residential or commercial, believe that they are paying and will continue to pay too much for electricity from a local utility company, they may consider other alternatives, including alternative providers of electricity from local utility companies as well as forms of renewable energy. If they are in a location where, because of the climate and geography, solar energy is a possibility, they may consider solar energy as an alternative, provided they are satisfied that they will receive net savings in their cost of electricity and their system will provide them with a constant source of energy. Further, although some customers may purchase a solar energy system because of environmental considerations, we believe that the cost of electricity is the crucial factor that influences the decision of a user, particularly a commercial user, to elect to use solar energy.

RISKS RELATED TO OUR BUSINESS

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

•	seasonal consumer demand for our products;

•	discretionary spending habits;

•	changes in pricing in, or the availability of supply in, the used powerboat market;

•	variations in the timing and volume of our sales;

•	the timing of our expenditures in anticipation of future sales;

•	sales promotions by us and our competitors;

•	changes in competitive and economic conditions generally;

•	consumer preferences and competition for consumers’ leisure time; and

•	changes in the cost or availability of our labor.

As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

Our limited operating history with our current business lines makes it difficult to evaluate our current and future prospects and may increase the risk associated with your investment.

We have a limited operating history with our current business lines. Consequently, our operations are subject to all the risks inherent in the establishment of new business lines in industries within which we are not necessarily familiar. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this prospectus. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history in our current business lines or operated in a more predictable market.

We will need a significant amount of capital to carry out our proposed business plan and, unless we are able to raise sufficient funds or generate sufficient revenues, we may be forced to discontinue our operations.

Our ability to obtain the necessary financing to execute our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds or generate them through revenues, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our current corporate structure. There is no guarantee that we will be able to obtain any funding or that we will have sufficient resources to continue to conduct our operations as projected, any of which could mean that we will be forced to discontinue our operations.

There are certain allegations of the existence of the number of promissory notes of the Company that may result in litigation against the Company.

A number of third parties purportedly acting together allege the existence of certain Purported Notes, as defined in Legal Proceedings on page 32. The Company believes that the claims regarding the Purported Notes are invalid and has commenced an action in the United States District Court for the District of Nevada, for, among other things, a declaratory judgment asserting that the purported notes are not valid and are unenforceable and for a money judgement for punitive damages. Moreover, the Company is prepared to vigorously defend itself in court against said claims, in the event the Company’s judgment of the situation is incorrect, the claims in connection with the Purported Notes may result in litigation and substantial losses for the Company. In the event the claimants prevail with regard to the Purported Notes, the total amount of losses may be in excess of $16,427,143, not taking the accrued interest and legal fees into account. Please additionally review Legal Proceedings on page 32.

We operate in a highly competitive industry and potential competitors could duplicate our business model.

We are involved in a highly competitive industry where we compete with numerous other companies who offer products and services similar to those we offer. Although some aspects of our business may be protected by intellectual property laws (patent protection, trade secret protection, copyrights, trademarks, etc.), potential competitors will likely attempt to duplicate our business model. Some of our potential competitors may have significantly greater resources than we have, which may make it difficult for us to compete. There can be no assurance that we will be able to successfully compete against these other entities. Additionally, our contractors are not subjected to an exclusive contractual relationship with the Company.

Conflict of Interest

The Company is subject to various potential and actual conflicts of interest arising out of its relationship with its President and/or affiliates of the Company: transactions with affiliates of the President of the Company and/or such other persons and entities; the payment of substantial sums from the proceeds of this offering to such affiliates; and, competition for the time and services of the President, agents, employees, and affiliates with other projects or businesses that they run.

Limited Full-Time Employees and Staff

Assuming successful completion of this Offering, we intend to hire necessary support staff and will hire, as and when needed, such management, support personnel, independent consultants, as it may deem necessary for the purposes of its business operations and the President. There can be no assurance that the Company and its President will be able to recruit and hire required support personnel under acceptable terms. The Company’s business would be adversely affected if it were unable to retain the required personnel.

Dealings with the Company

The President controls the business and affairs of the Company. Consequently, the President will be able to control the President’s own compensation and to approve dealings, if any, by the Company with other entities with which the President is also involved. Furthermore, the President controls the majority of the voting power in the Company. Although the President intends to act fairly and in full compliance with her fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Company than it could have obtained had it been dealing with unrelated persons.

Limitation of Liability of the President and Directors

To the maximum extent allowed by law, the President and Directors will have limited liability for breach of fiduciary duty and for (i) any breach of the duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law; or (iii) any transactions from which the President and its Affiliates derived an improper personal benefit.

Exclusive Selection of Forum in the Bylaws

Our corporate bylaws provide that unless the Corporation consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, all Internal Corporate Claims, as defined in the Bylaws, may be brought solely and exclusively in the District Court, Sheridan County, Wyoming (or, if such court does not have jurisdiction, the United States Court for the District of Wyoming). “Internal Corporate Claims” are defined as claims, including claims in the right of the Corporation, brought by a stockholder (including a beneficial owner) (i) that are based upon a violation of a duty owed by a current or former Director or officer or stockholder in such capacity or (ii) as to which the WCC confers jurisdiction upon the District Court. Please read our bylaws carefully in connection with this risk factor.

This choice of forum provision does not preclude or contract the scope of exclusive federal jurisdiction for any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and the Company does not intend for the exclusive forum provision to apply to Exchange Act claims. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and that asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such an exclusive forum provision with respect to claims under the Securities Act. In addition, our stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Subject to the foregoing, any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the corporation shall be deemed to have notice of and consented to this provision of our Bylaws.

RISKS RELATED TO OUR CORPORATE OPERATIONS

We have a limited operating history under the current business plan and may never be profitable.

Since we have a limited operating history following the implementation of the current business plan, it is difficult for potential investors to evaluate our business. We expect that we will continue to need to raise additional capital in order to fund our operations. There can be no assurance that such additional capital will be available to us on favorable terms or at all. There can be no assurance that we will be profitable.

Our accountant has indicated doubt about our ability to continue as a going concern.

Our accountant has expressed doubt about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

No intention to pay dividends.

A return on investment may be limited to the value of our common stock. We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting it at such time as the Board may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Board. If we do not pay dividends, our common stock may be less valuable because a return on your investment would only occur if the Company’s stock price appreciates.

We depend on key personnel and future members of management, and the loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and existing and prospective industry participants, which could negatively affect our financial condition, results of operations, cash flow and trading price of our common stock.

Our success depends on our ability to attract and retain the services of executive officers, senior officers, and community managers. There is substantial competition for qualified personnel in the niche area of solar-panel greenhouse design, manufacturing, and sales industry and the loss of our key personnel could have an adverse effect on us. Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel. The loss of services of senior management and solar-panel design team which we may hire, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, and industry participants, which could negatively affect our financial condition, results of operations and cash flow.

The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our Articles of Incorporation and bylaws and by Nevada and Wyoming Law.

There are provisions in our Articles of Incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

Our Articles of Incorporation authorizes our board of directors to issue shares of preferred stock with such rights, preferences, and privileges as determined by the board, and therefore to authorize us to issue such shares of stock. We believe these Articles of Incorporation provisions will provide us with increased flexibility in structuring possible future financings. The additional classes or series will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.

Our board of directors may change our policies without stockholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt, and capitalization, will be determined by our board of directors or those committees or officers to whom our board of directors delegates such authority. Our board of directors will also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders will not be entitled to approve changes in our policies, and, while not intending to do so, may adopt policies that may have a material adverse effect on our financial condition and results of operations.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, our disclosure controls and procedures and internal control over financial reporting with respect to entities that we do not control or manage may be substantially more limited than those we maintain with respect to the subsidiaries that we have controlled or managed over the course of time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Solar greenhouses incorporating proprietary greenhouse technology is a new product that exposes us to many new risks and uncertainties.

Following the merger and acquisition agreement dated February 14, 2019, we repositioned our business model with an immediate focus on developing solar panel greenhouses products. Developing a new product under a new brand with solar technology and red glass exposes us to many risks and uncertainties that are new to our business. We have limited experience in the design, manufacture, marketing, distribution and sale of consumer-oriented products. Our ability to be successful with our line of consumer-oriented products will depend on a number of factors, including whether:

•	We can achieve and maintain customer acceptance of our new products;

•	We can rapidly develop and successfully introduce large numbers of new products in response to changing customer preferences;

•	We can maintain an adequate level of product quality over multiple consumer lines products which must be designed, manufactured and introduced rapidly to keep pace with changing consumer preferences and competitive factors;

•	We can successfully manage our third-party contract designers and manufacturers located outside and/or inside the U.S. on whom we are heavily dependent for the production of our consumer-oriented products;

•	We can successfully distribute our consumer-oriented products through distributors, wholesalers, internet retailers and traditional retailers (many of whom distribute products from competing manufacturers) on whom we are heavily dependent; and

•	We can successfully manage the substantial inventory and other asset risks associated with the manufacture and sale of our products, given the rapid and unpredictable pace of product obsolescence in solar panel markets.

Our intellectual property rights or our means of enforcing those rights may be inadequate to protect our business, which may result in the unauthorized use of our products or reduced sales or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our intellectual property rights and proprietary technology, including any new brands that we develop. We attempt to protect our intellectual property rights, primarily in the United States, through a combination of patent, trade secret and other intellectual property laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign patent and other laws concerning intellectual property rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights, for any reason, could have a materially adverse effect on our business, results of operations and financial condition. Further, any patents issued in connection with our efforts to develop new technology for solar panel greenhouse modules may not be broad enough to protect all of the potential uses of our technology.

We also rely on unpatented proprietary technology. It is possible others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we will require our employees, consultants and advisors to execute proprietary information and invention assignment agreements when they begin working for us. We cannot assure these agreements will provide meaningful protection of our trade secrets, unauthorized use, misappropriation or disclosure of trade secrets, know-how or other proprietary information. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

In addition, when others control the prosecution, maintenance and enforcement of certain important intellectual property, such as technology licensed to us, the protection and enforcement of the intellectual property rights may be outside of our control. If the entity that controls intellectual property rights that are licensed to us does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize our products. Further, if we breach the terms of any license agreement pursuant to which a third party licenses us intellectual property rights, our rights under that license may be affected and we may not be able to continue to use the licensed intellectual property rights, which could adversely affect our ability to develop, market and commercialize our products.

If third parties claim we are infringing or misappropriating their intellectual property rights, we could be prohibited from selling our products, be required to obtain licenses from third parties or be forced to develop non-infringing alternatives, and we could be subject to substantial monetary damages and injunctive relief.

The solar power industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are aware of numerous issued patents and pending patent applications owned by third parties that may relate to current and future generations of solar energy. The owners of these patents may assert the manufacture, use or sale of any of our products infringes one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Third parties could also assert claims against us that we have infringed or misappropriated their intellectual property rights. Whether or not such claims are valid, we cannot be certain we have not infringed the intellectual property rights of such third parties. Any infringement or misappropriation claim could result in significant costs or substantial damages to our business or an inability to manufacture, market or sell any of our PV modules found to infringe or misappropriate. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. A large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Even if obtaining a license were feasible, it could be costly and time-consuming. We might be forced to obtain additional licenses from our existing licensors in the event the scope of the intellectual property we have licensed is too narrow to cover our activities, or in the event, the licensor did not have sufficient rights to grant us the license(s) purportedly granted. Also, some of our licenses may restrict or limit our ability to grant sub-licenses and/or assign rights under the licenses to third parties, which may limit our ability to pursue business opportunities.

There has been only a limited public market for our common stock and an active trading market for our common stock may not develop following this offering.

There has not been any broad public market for our common stock, and an active trading market may not develop or be sustained. Shares of our common stock may not be able to be resold at or above the initial public offering price. The initial public offering price of our common stock has been determined arbitrarily by management without regard to earnings, book value, or other traditional indication of value. Our common stock may trade below the initial public offering price following the completion of this offering. The market value of our common stock could be substantially affected by general market conditions, including the extent to which a secondary market develops for our common stock following the completion of this offering, the extent of institutional investor interest in us, the general reputation of companies in the world-class yacht sales industry and the attractiveness of their equity securities in comparison to other equity securities, our financial performance and general stock and bond market conditions.

Investors may have difficulty in reselling their shares due to the lack of market.

Our common stock is not currently traded on any exchange but is quoted on OTC Markets Pink marketplace under the trading symbol “GSFI.” There is a limited trading market for our common stock. There is no guarantee that any significant market for our securities will ever develop. Further, state securities laws may make it difficult or impossible to resell our shares in certain states. Accordingly, our securities should be considered highly illiquid.

The market price and trading volume of our common stock may be volatile following this offering.

Even if an active trading market develops for our common stock, the trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our funds from operations or income estimates;

•	publication of research reports about us or solar energy industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this offering circular;

•	the extent of investor interest in our securities;

•	investor confidence in the stock and bond markets, generally;

•	changes in tax laws;

•	future equity issuances;

•	failure to meet income estimates; and

•	general market and economic conditions.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and the trading price of our common stock.

There could be volatility in our share price due to shares held by only a few people.

A small number of stockholders own a significant portion of our public float. As of the date of this registration statement, a limited number (less than 5) persons beneficially own and control a significant portion of the public float of the Company. The Company has no control over the decisions of any of these stockholders to retain ownership of their shares. The trading price of the Company’s common stock could be adversely affected or be subject to volatility if one or more of these stockholders should determine to sell their shares.

Furthermore, the President of the Company owns 600,000 shares of Series B Convertible Preferred Stock. If all of the Series B Convertible Preferred Stock is converted at the current conversion rate, an additional 600,000,000,000 shares of common stock could be issued to the holders thereof (i.e. more than the current number of authorized shares).

Our shares are considered to be a “Penny Stock,” which impairs trading liquidity.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for our common stock and investors may find it difficult to sell their shares. Trades of our common stock will be subject to Rule 15g-9 of the SEC which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Future issuances of debt securities and equity securities may negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing stockholders.

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for common units and equity plan shares/units. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including common units and convertible preferred units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of shares of our common stock. Any convertible preferred units would have, and any series or class of our preferred stock would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

As an “Emerging Growth Company” any decision to comply with the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt into the extended transition period for complying with the revised accounting standards.

Our status as an “Emerging Growth Company” under the JOBS Act of 2012 may make it more difficult to raise capital.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Our ability to start projects and raise funding could be adversely impacted by COVID-19 and the stay at home orders of certain states and localities

While the COVID-19 pandemic is adversely impacting all sectors of the economy, we may be subject to certain specific risks:

•	We are attempting to raise capital through an offering pursuant to Regulation A of the Securities Act. Due to economic conditions investors may be hesitant to invest in new and emerging companies.

•	Locations where we intend to build facilities and place equipment are currently under stay at home orders from state and local governments that prevent construction and are delaying permitting of potential projects.

•	The significant decrease in oil prices lessens the appeal of solar installations as it takes longer to recover the upfront installation costs and makes pricing less competitive against fossil fuels/

Item 1B.	Unresolved Staff Comments.

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

Item 2.	Properties.

The Company leases the premises located at 16618-16620 Marquez Avenue, Pacific Palisades, Los Angeles, California, 90272 pursuant to a lease agreement dated May 22, 2019 (the “California Lease”).

The Company additionally leases the premises located at and known as Old Depot Building, 201 E. 5th Street, Sheridan, WY 82801 as per the lease agreement dated August 22, 2019 (the “Wyoming Lease”). The lease is for a term of 24 months at $350 per month.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are currently aware of certain claims against the Company that may result in the Company’s inability to conduct its business in the manner described in this Offering Circular.

Relevant Background Facts

Subsequent to the Company’s acquisition of Green Stream Finance Inc. (the “Acquisition”), disagreements arose between certain holders of the shares of the Company’s preferred stock (the “Preferred Holders”), the Company, and Madeleine Cammarata personally. It is the position of the Company that at the behest of the Preferred Holders certain disclosures were not made to Green Stream Finance prior to the Acquisition and that the Preferred Holders intentionally structured the merger and withheld the information in order to either maintain or regain control of the Company through the use of the Series B Convertible Preferred Stock. Accordingly, the Company, Madeleine Cammarata, and Preferred Holders entered a settlement agreement on May 29, 2019 (the “Settlement”). The Settlement required the Preferred Holders to return their preferred shares for cancelation and accept common stock and certain payments.

Additionally, the Preferred Holders alleged the existence of certain outstanding promissory notes (the “Purported Notes”) in the amount of approximately $16,427,143, not including accrued interest. The Company, however, believes that the Purported Notes do not exist and there are therefore void or voidable. The Company came to such conclusions for the following reasons: as per the Company’s best knowledge formed by reviewing available corporate records and the bank accounts the notes simply don’t exist. Moreover, the Purported Notes were not disclosed in the Company’s publicly available annual report for the period ended April 30, 2017, and were executed by one of the Preferred Holders. Further, there is no indication that the Company ever received the consideration claimed in the Purported Notes. Despite numerous requests, the Company is not in receipt of the originals of the Purported Notes as of the date of this registration statement, nor complete copies thereof. Therefore, the Company formed the strong belief that Purported Notes are bogus and merely a device to further extort the Company.

The Settlement was amended by the Parties on October 10, 2019, and the Settlement, as amended, required the Company to include certain provisions regarding the Purported Notes in its now qualified Regulation A Offering Circular. Additionally, the Settlement contains the obligation of the Company to qualify its Regulation A Offering by March 9, 2020, or Series B Convertible Preferred Stock may be issued to Preferred Holders in an amount that will grant them significant voting rights but that will not result in their control of the majority of the voting power. In an effort to resolve the continuing disputes between the Company and the Preferred Holders, the Company determined that it was in its best interests and in the best interests of its investors, to proceed with the Settlement, as amended and to focus on its business rather than on litigation with Preferred Holders.

The Company’s Regulation A Offering Circular was initially qualified by the SEC on March 9, 2020. It was subsequently amended and the amendment was qualified on April 21, 2020.

Notwithstanding the forgoing, the Eagle Oil Parties claim that the Company breached the Settlement Agreement and that they are entitled to the Series B Preferred Shares. The Company disputes that there was any breach of the Settlement Agreement by the Company and disputes the Eagle Oil Parties’ entitlement to any shares of the Company’s Series B Preferred Stock. In the event the Eagle Oil Parties file a lawsuit in a court of competent jurisdiction and prevail, the Eagle Oil Parties may be entitled to a total of 150,000 shares Series B Preferred Stock of the Company that would Grant Eagle Oil Parties significant voting rights, but not the majority of the voting power over the Company, together with other and further relief awarded by the Court.

In July 2020, the Company commenced an action in the United States District Court for the District of Nevada styled Green Stream holdings, Inc. v. Khan, et. al., Case No. 2:20-CV-01328 (the “Action”) against a the holder of the Purported Notes (the “Defendants”) seeking, among other things, a declaratory judgment that the Purported Notes are not valid and are unenforceable, an injunction enjoining the Defendants from attempting to assert the existence of the Purported Notes or to take any action to interfere with the operations of the Company or disclosing information to the Commission, punitive damages, attorney’s fees, and other costs and expenses.

On August 16, 2020, without either party admitting or denying any wrongdoing, the Company and the Defendants reached an agreement to settle the Action in consideration for the dismissal of the Action, mutual general releases, the return of the Defendants’ 2,500,000 shares of common stock and any and all rights to any and all allegedly owned securities or debt of the Company including, but not limited the 150,000 shares of Series B Convertible Preferred Stock the Defendants asserted they owned in a Schedule 13G filing plus any rights to any Purported Notes. The Company agreed to pay the Defendants the sum of Two Hundred Thousand Dollars ($200,000) by November 5, 2020 and the parties agreed to not make any disparaging statements about each other. A formal settlement agreement and stipulation to dismiss the Action has not yet been entered into.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Pink Sheets Market, an alternative trading system, under the symbol GSFI. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range*
Period	High	Low
Year Ending April 30, 2019:
First Quarter	$3.3333	$0.0333
Second Quarter	$3.3333	$3.3333
Third Quarter	$3.3333	$0.0333
Fourth Quarter	$3.3333	$0.0333
Year Ending April 30, 2020
First Quarter	$4.10	$.41
Second Quarter	$2.50	$.87
Third Quarter	$1.10	$0.30
Fourth Quarter	$1.79	$0.30

*Price adjusted to reflect 30,000 for 1 reverse split on April 29, 2019

As of July 1, 2020, there were approximately 293 holders of record of our common stock.

Dividends. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans. We do not have any equity compensation plans.

Penny Stock Considerations

Our shares are considered “penny stocks,” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.

In addition, under the penny stock regulations, the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.

Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Sales of Unregistered Securities for the year ended April 30, 2020.

In February of 2019, the Company acquired Green Stream Finance Inc. and the President of Green Stream Finance, Madeleine Cammarata was issued 600,000 founder Preferred B shares and became the President of the Company. The Preferred B shares would be convertible at a rate of 1,000,000 common shares for each share of Preferred B. The President correspondingly has 600,000,000,000 voting common shares at her control.

On April 29, 2019, the Company effected a reverse split of its common stock on the basis of 30,000 old common shares for 1 new common share. 25,497,233 shares of the common stock were then issued in exchange for the shares of Green Stream Finance Inc.

On December 2, 2019, the Company issued a total of 266,665 shares to 5 people pursuant to a settlement agreement.

All of the securities referred to, above, were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. All of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have not been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis and Results of Operations contains forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The Company has yet to generate revenue from its operations during the fiscal year ended April 30, 2020 and it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it must: 1. Continue to raise through capital infusions, either by means of equity or debt offerings, a minimum of $1 million and up to $5 million; or 2. Continue to secure license and development agreements that provide up-front fees or guaranteed, royalties, in a minimum amount of $1 million and up to $5 million. . The Company has prepared filings with the Securities and Exchange Commission to become a fully reporting registrant under the Securities and Exchange Act of 1934, as amended. Management believes that this action will allow the Company to move its common stock to a more stable market exchange, and provide greater transparency to the Company’s operations, both necessary steps towards attracting institutional investors. During the fiscal year ended April 30, 2020 Company also received purchase orders for multiple solar projects. The Company has secured two new Community Solar Project agreements (the "Agreement") with CubeSmart Self Storage of Hackensack, NJ ("CubeSmart"). The new locations are anticipated to produce an additional $6.6 million in revenues, that’s in addition to the previously announced $3.9 million totaling $9.9 million for the entire project over a period of 25 years. The Company incurred net losses for the years ended April 30, 2020 and 2019 of ($251,476) and ($112,714), respectively. Cumulative losses since inception are ($364,799). The Company has a working capital deficit at April 30, 2020 of $364.799. Despite the current private stock offerings and new contracts, there is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds to grow their underlying business. As explained above, the Company is currently raising working capital to fund its operations via private placements of common stock, and has ongoing and pending contracts that are expected to generate operating cash to support operations well into 2022. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital. The Company has substantial Commitments for Capital Expenditures. In 2020 the Company acquired $131,184 f property and equipment. It does not immediately anticipate a further purchase of facilities or significant equipment;

Results of Operations Year Ended April 30, 2020 Compared to Year Ended April 30, 2019

For the year ending April 30, 2020, the Company’s gross margin was 0% as a percentage of net sales as it was in 2019. Management does not place great weight on these gross profit results at this time, as sales revenue and cost of goods sold figures are in an early stage of developing and refinement.

Operating Expenses.

Operating Expenses incurred for the year ending April 30, 2020 were $251,476 as compared to $112,714 for the year ending April 30, 2019, an increase of $138,762. The majority of the increase was due to additional general and administrative expenses reflective of the additional legal and accounting to move the Company toward being fully reporting. In 2010 the Company recognized a loss of $159,050 pursuant to converting debt into common stock. Income and Earnings per Share. The net loss for the year ending April 30, 2020 was ($256,348), compared to net loss of ($112,714) for the year ending April 30, 2019, a higher loss of $143,634. This variance is due to the factors outlined above. Net loss per weighted average share was ($0.000946) for 2020 and ($0.0044) for 2019.

Liquidity and Capital Resources.

At April 30, 2020, net working capital was ($577,062) as compared with ($112,714) at April 30, 2019 a decrease of ($464,348). In 2020, funds used by the net loss of ($256,348) included: expenditures for legal and professional fees. Funds were provided by the sale of 1,000,000 shares of common. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term, and believes that it currently has cash reserves and cash commitments available to fund operations through the end of the year or longer.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements at this time.

Plan of Operations

We intend to pursue the development of our solar greenhouses, sales of Community Solar installations, and development of Company owned Community Solar installations. Development of solar greenhouses is dependent upon or continued relationship with RED and Anthony Morali. We also seek to capitalize on the agreements in principal we have with several commercial buildings owners where we intend to install solar systems where we will sell solar power to customers close to those facilities and capitalize on tax incentives for solar power generation and the sale of excess capacity back to local utilities. We will experience a relative increase in liquidity as we receive net offering proceeds and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development, and operation of our assets. We have identified no additional material internal or external sources of liquidity as of the date of this offering circular.

We expect to use the net proceeds received from our Regulation A offering in our efforts related to research and development in conjunction with RED, protection of our intellectual property, and exploration of market opportunities, as well as for working capital and other general corporate purposes. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a development-stage company. We do not anticipate increasing the number of employees because the Company intends to use independent Contractors; however, this is highly dependent on the nature of our development efforts. We anticipate adding employees in the areas of sales and marketing, and general and administrative functions as required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, research and development, market conditions, and changes in or revisions to our marketing strategies, as well as any legal or regulatory changes which may ensue. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time. We will have significant discretion in the use of any net proceeds. Investors will be relying on the judgment of our management regarding the application of the proceeds of any sale of our common stock.

There is a current market trend of declining prices in solar power cells and solar power modules. Although our solar power greenhouse is projected to have both a significant advantage of both cost and efficiency, which we believe would minimize the effects of the trend, there is no certainty that government, commercial and retail consumers will continue to enter into the solar market.

If we are unable to raise the net proceeds from our Regulation A Offering that we believe are needed to fund or business plan, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to commercialize our technology or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of the offering.

If management is unable to implement its proposed business plan or employ alternative financing strategies, it does not presently have any alternative proposals. In that event, investors should anticipate that their investment may be lost and there may be no ability to profit from this investment.

We cannot assure you that our development products will be approved or accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease our operations.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Registration Statement. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors to be recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, and recognizes the fair value of the award over the period the services are rendered or goods are provided.

Most Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

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

The consolidated condensed financial statements and the Report of Independent Registered Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3-, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held	Age	Date first elected or appointed
Madeleine Cammarata	President, Treasurer, Director	39	February 14, 2019
James Ware	Director	47	February 14, 2019
Ashley C Gordon	Director	53	May 26, 2020
Richard Rodgers	Director	55	May 26, 2020

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Madeleine Cammarata, President, Treasurer, and Director

A legend on the famous Melrose strip, Madeleine Cammarata co-built and managed the iconic Chuck’s Vintage for the last 18 years, a denim-focused clothing store, that, for over two decades, was synonymous with LA style. Known as the denim damsel, Madeleine brings not only a history of success in building and managing entrepreneurial endeavors, she is a branding expert who has had a hand in developing major brands; to wit, she worked closely with the fabric developer of major brands such as Current/Elliot, PRPS and 7 For All Mankind. As President of Green Stream, where her entrepreneurial savvy and branding expertise have proved to serve critical to the Company mission.

James Ware, Director

Mr. Ware’s award-winning company, Bright Minds of the future was the #1 Elite Dealer for Hughes Network/DirecTV in Midwest North America, and #1 in EchoStar/Dish network sales. In addition to his extensive background in sales and marketing, Mr. Ware possesses vast experience in the field of construction and solar development. Through his efforts, Green Stream is currently in negotiations to construct the first solar greenhouse in Las Vegas, which is intended to become a destination spot for innovators considering the Solar Greenhouse concept for their own solar greenhouse operation. Mr. Ware will be involved in the sales division of the company as well as acting in the capacity of VP of Solar Construction. From 2010 through 2015 Mr. Wares the founder and the owner of the luxury car and limousine services company Majestic Luxury Services LLC. Since 2013, Mr. Ware has been the CEO of Gravit Pro Holdings, a developer of health and fitness equipment. Additionally, for the last two years he worked as an independent consultant for various project managers.

Ashley Conrad Gordon

Ashley Gordon was appointed to the Board of Directors on May 26, 2020. Mr. Gordon has been in the renewable energy business for more than a decade, starting as a Sales Manager at Next Generation Alternative Energy in 2009, moving to Euro Cal Construction in 2012 as manager of Commercial Sales, and in 2017 becoming a Renewable Energy Project Developer with Alacrity Energy. At Alactrity, he is responsible for developing solar energy projects within the Commercial & Industrial space. This includes contract negotiation, property scoping, system design, ESS integration, hiring subcontractors, equipment procurement, permit filing , timeline management, sales cycle management, field team management, hosting meetings, reporting, selecting finance options (C-PACE, PPA’s, operating leases, capital leases), and securing utility interconnection agreements.

Richard Rodgers

Richard Rodgers has more than 20 years’ experience in commercial lending. He has been Managing Partner and Executive Director at Acculend since 2006, arranging low-cost debt financing solutions for multifamily and mixed-use properties nationwide with an emphasis on Owner Occupied Commercial Real Estate loans. Acculend specials in Government Guaranteed Lending standards, combined with conventional lending, putting small businesses in position to grow and expand.

Family Relationships

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies except as disclosed. The Company is not aware of any proceedings to which any of the Company‚ officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

Code of Ethics

On April 30, 2009, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term “Code of Ethics” means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to this Form 10-K.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since the beginning of their appointment until the date of the offering statement to which this offering circular relates. We do not have a compensation committee and compensation for our directors and officers is determined by our board of directors.

Name	Position	Cash Compensation	Other Compensation	Total Compensation
Madeleine Cammarata	President, Treasurer, Director	0	0	0
Ray Anam (1)	Secretary, Director	0	0	0
James Ware	Director	0	0	0
Ashley Gordon	Director	0	0	0
Richard Rodgers	Director	0	0	0

(1)	Ray Anam resigned as an officer and director of the Company on April 10, 2020

Employment Agreements

The Company doesn’t have any agreements with its officers or directors.

Compensation of Directors

Our board of directors has not received any compensation to date.

Outstanding Awards at Fiscal Year End

The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of April 30, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of Common Stock of our Company as of April 29, 2020, the Record Date, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The business address of each beneficial owner listed is in care of 16620 Marquez Ave Pacific Palisades, CA 90272 unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

As of July 1, 2020, we had 63,395,665 shares of Common Stock and of:

•	1,000,000 authorized shares of Convertible Series A Preferred Shares. Convertible Series A Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000 shares of Convertible Series A Preferred Shares to 1 share of Common Stock. There are 53,000 shares issued and outstanding or 53 votes.

•	1,000,000 authorized shares of Convertible Series B Preferred Shares. Convertible Series B Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000,000 shares of Common Stock for each single Convertible Series B Preferred Share. Additionally, the Preferred B Shares are non-dilutive. There are 600,000 shares issued and outstanding or 600,000,000,000 votes.

•	10,000,000 authorized shares of Convertible Series C Preferred Shares. Convertible Series C Preferred Shares are convertible into Common Stock at a ratio of 1,000 shares of Convertible Series C Preferred Share for one share of Common Stock. There are 760,000 shares issued and outstanding or 760 votes.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Shares of Series B Preferred Stock Held (2)	Percentage of Series B Preferred Held	Number of Total Voting Shares	Percentage of Total Voting Shares
Madeleine Cammarata, CEO and President	0	0	600,000	100%	600,000,000,000	99.99%
Richard Rodgers, Director	0	0	0	0	0	0
James Ware, Director	0	0	0	0	0	0
Ashly Gordon, Director	0	0	0	0	0	0
Jason D Cohan	19,739,041	31.1%	0	0	19,739,041	.003%
Mark Markham	1,436,255	2.3%	0	0	1,436,255	.00024%
Directors and Officers (5 people)	21,175,296	33.4%	600,000	100%	600,021,175,296	99.992964%

(1)        Applicable percentage ownership is based on 63,395,665 shares of Common Stock outstanding as of July 1, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 1, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)       The 1,000,0000 shares of Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 99% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will be entitled to this 99% voting right, representing at present 600,000,000,000 votes based on the 26,700,665 shares of Common Stock outstanding, no matter how many shares of Common Stock or other voting stock of the Company’s stock are issued and outstanding in the future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As of April 30, 2020, the Company did not have any related party transactions

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements for the fiscal year ended April 30, 2020 were $25,000 as compared to $0 for the fiscal year ended April 30, 2019.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended April 30, 2020 or 2019.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended April 30, 2020 or 2019.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended April 30, 2020 or 2019.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	Articles of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

14	Code of Ethics

21.1	Subsidiaries of Registrant

31.1	CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated June 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2020

GREEN STREAM HOLDINGS, INC.

By:	/s/ Madeleine Cammarata
Madeleine Cammarata
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	August 18, 2020
James Ware

/s/ Ashley C Gordon	Director	August 18, 2020
Ashley C Gordon

/s/ Richard Rodgers	Director	August 18, 2020
Richard Rodgers

Consolidated Condensed Financial Statements

April 30, 2020 and April 30, 2019 (Audited)

Table of Contents	Page

Financial Statements:

Report of Independent Registered Accounting Firm	F - 2

Consolidated Condensed Balance Sheets April 30, 2020 (Unaudited) and April 30, 2019 (Audited)	F - 3

Consolidated Condensed Statements of Operations for the Three and Twelve Months Ended April 30, 2020 (Unaudited) and Twelve Months Ended April 30, 2019 (Audited)	F - 4

Consolidated Condensed Statements of Cash Flows for the Twelve Months Ended April 30, 2020 (Unaudited) and Twelve Months Ended April 30, 2019 (Audited)	F - 5

Consolidated Condensed Statements of Changes in Stockholders’ Deficit for the Twelve Months ended April 30, 2020 (Unaudited).	F - 6

Notes to Consolidated Condensed Financial Statements	F-7 to F-14

PCAOB Registered

AICPA Member

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Stream Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Stream Holdings, Inc. (“the Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years ended April 30, 2020 and 2019, respectively, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a loss from operations and an accumulated deficit. It also intends to fund operations through future financing, of which no assurance can be given that the Company will be successful in raising such capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Slack & Company CPAs LLC

We have served as the Company’s auditor since 2020
August 16th, 2020

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

	April 30, 2020	April 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$14,727	$–
Total Current Assets	14,727	–

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	915,654	915,654
Other Assets
Intangible asset, net of amortization (Note 4)	185,000	185,000

TOTAL ASSETS	$1,115,381	$1,100,654

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$44,448	$5,952
Other Current Liabilities	60,000	40,000
Accrued Interest Payable	4,872	–
Due to related party ( Note 7)	141,569	66,762
Notes Payable (Note 8)	340,900	–

Total Current Liabilities	591,789	112,714

TOTAL LIABILITIES	591,789	112,714

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at April 30, 2020 and at April 30, 2019 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at April 30, 2020 and at April 30, 2019 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at April 30, 2020 and at April 30, 2019 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 26,700,665 Issued and Outstanding at April 30, 2020 and 25,834,000 at April 30, 2019.	26,700	25,834

Additional paid-in-capital	864,540	1,073,407
Accumulated deficit	(369,062)	(112,714)
Total Stockholders’ Equity (Deficit)	523,592	987,940

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,115,381	$1,100,654

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Twelve Months Ended April 30,
	2020	2019
	(Unaudited)	(Audited)
REVENUES:
Sales	$–	$–
TOTAL REVENUE	–	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:

Administrative expenses	40,405	3,010
Advertising	14,042	–
Insurance	13,059	–
Legal Fees	45,850	20,570
Professional Fees	81,290	59,511
Rent	8,559	–
Travel	48,271	29,623
Total Operating expenses	251,476	112,714

NET OPERATING INCOME/ LOSS	(251,476)	(112,714)

OTHER INCOME/EXPENSES:
Finance and interest fees	(4,872)	–

NET INCOME (LOSS)	$(256,348)	$(112,714)

Basic and Diluted Loss per Common Share	$(.00960)	$(0.0044)

Weighted Average Number of Common Shares Outstanding	26,700,655	25,834,000

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For The Twelve Months Ended
	April 30, 2020	April 30, 2019
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(256,348)	$(112,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in bank overdraft	–	–
Increase/ (decrease) in accrued interest payable	4,872	–
Increase/(decrease) in other current liabilities	20,000	–
Increase/ (decrease) in accounts payable	38,496	45,952
Net cash used in operating activities	(192,980)	(66,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	114,807	66,762
Proceeds from Notes Payable	92,900	–
Net cash provided by (used in) financing activities	207,707	66,762

Net increase (decrease) in cash and cash equivalents	14,727	–

Cash and cash equivalents - beginning of period	–	–

Cash and cash equivalents - end of period	$14,727	$–

Issuance of Common shares to Prior Management for settlement of Convertible Series B Preferred Shares	$266,665	$–
Acquisition of assets through the assumption of debt	$1,100,654	$–
Conversion of Preferred stock in lieu Common stock purchase	$11,000,000	$–

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Twelve Months Ended April 30, 2020

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance April 30 2017	11,000,000	$11,000	9,991,254,145	$9,991,254	$(9,625,627)	$(1,683,465)	$(1,306,838)

Balance April 30, 2018	11,000,000	$11,000	9,991,254,145	$9,991,254	$(9,625,627)	$(1,683,465)	$(1,306,838)

Reverse Split	–	–	(9,990,917,378)	(9,990,917)	10,699,034	1,683,465	2,391,582

Issuance of Common Shares for Services	–	–	25,497,233	25,497	–	–	25,561
Retirement of Preferred Shares	(11,000,000)	(11,000)	–	–	–	–	(11,000)
Issuance of Preferred Shares for services	600,000	600	–	–	–	–	600
Issuance of Preferred Shares for Services	760,000	760	–	–	–	–	760
Issuance of Preferred Shares for Services	53,000	53	–	–	–	–	53
Net Loss April 30, 2019	–	–	–	–	–	(112,714)	(112,714)

Balance, April 30, 2019 (Audited)	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$987,940

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	266	(208,931)	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)
Balance April 30, 2020 ( Unaudited)	1,413,000	$1,413	26,700,655	$26,700	$864,540	$(369,062)	$523,592

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2020 and 2019

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

The Company was originally incorporated on April 12, 2004, in the State of Nevada under the name of Ford-Spoleti Holdings, Inc. On June 4, 2009, the Company merged with Eagle Oil Holding Company, a Nevada corporation, and the surviving entity, the Company, changed its name to “Eagle Oil Holding Company, Inc.” Inception of the current Company occurred February 8, 2019 when the Company was acquired by Green Stream Holdings Inc. Previously there was no activity from July 31, 2017 until the acquisition of February 8, 2019. On April 25, 2019, the Company changed its name to “Green Stream Holdings Inc.” and is deemed to be a continuation of business of Eagle Oil Holding Company, Inc. Additionally, the Company was reorganized that so that the Company became operating as a holding company of Green Stream Finance, Inc., a Wyoming Corporation. That reorganization, inter alia, gave Madeline Cammarata, President of Green Stream Finance, Inc., the majority of the voting power in the Company. On April 25, 2019 the Company also filed the certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada providing for reverse stock split: each thirty thousand shares of common stock of the Company issued and outstanding immediately prior to the “effective time” of the filing were automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of common stock, provided that no fractional shares were to be issued in connection with said reverse stock split. On May 15, 2019, the Company filed the articles of conversion with the secretary of state of Nevada, to convert the company from Nevada Corporation to Wyoming Corporation. The Company is in good standing in the State of Wyoming as of September 25, 2019. The Company’s common shares are quoted on the “Pink Sheets” quotation market under the symbol “GSFI.”

B. PRINCIPALS OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Green Stream Finance, Inc. based in the state of Wyoming. All material inter-company balances and transactions were eliminated upon consolidation.

C. BASIS OF ACCOUNTING

The Company utilizes the accrual method of accounting, whereby revenue is recognized when earned and expenses when incurred.  The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature.

D. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

E. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand; cash in banks and any highly liquid investments with maturity of three months or less at the time of purchase. The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000.

F. COMPUTATION OF EARNINGS PER SHARE

Net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period.   Due to the net loss, the options and stock conversion of debt are not used in the calculation of earnings per share because the stock conversions and options are considered to be antidilutive.

G. INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

H. REVENUE RECOGNITION

Revenue for license fees is recognized upon the execution and closing of the contract for the amount of the contract. Contract fees are generally due based upon various progress milestones. Revenue from contract payments are estimated and accrued as earned. Any adjustments between actual contract payments and estimates are made to current operations in the period they are determined.

I. FAIR VALUE MEASUREMENT

The Company determines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

J. STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the years ended April 30, 2020 and 2021 was $24,000 and $0 respectively.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended April 30, 2020 included compensation expense for share-based payment awards granted in April 30, 2020.

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $14,042 and $0 for the twelve months ended April 30, 2020 and 2019, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to April 30, 2020 through the date these financial statements were issued.

M. FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at costs and consists of furniture and fixtures, computers and office equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets.  Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense.

N. INTELLECTUAL PROPERTY

Intangible assets (intellectual property) are recorded at cost and are amortized over the estimated useful life of the asset.  Management evaluates the fair market value to determine if the asset should be impaired at the end of each year.

O. IMPAIRMENT OF LONG-LIVED ASSETS

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.

An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2020 the Company had a loss from operations, for the twelve months ended, of $252,085, and an accumulated deficit of $364,799 and negative working capital of $364,799. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2020 and April 30, 2019 consists of the following:

	April 30, 2020	April 30, 2019

Furniture and Fixtures	$915,654	$915,654
Less: Accumulated Depreciation	–	–
Net Property and Equipment	$915,654	$915,654

Depreciation has not been charged since the projects are not yet completed and the final cost has yet to be determined. Depreciation expense for the year ended April 30, 2020 and 2019 was $0 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at April 30, 2020 and April 30, 2019 consists of the following:

	April 30, 2020	April 30, 2019

Intangible Assets	$185,000	$185,000
Less: Accumulated Amortization	–	–
Net Intangible Assets	$185,000	$185,000

The Company invests in various intellectual properties to be developed into future projects. By definition these intangible assets are amortized over a 15 year period. Amortization expense for the years ended April 30, 2020 and 2019 was $0 respectively. At April 30, 2020, the Company has determined that the intangible asset should not be impaired.

NOTE 5 –STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of April 30, 2020, we had 26,700,665 shares of Common Stock and of:

●	1,000,000 authorized shares of Convertible Series A Preferred Shares. Convertible Series A Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000 shares of Convertible Series A Preferred Shares to 1 share of Common Stock. There are 53,000 shares issued and outstanding or 53 votes.

●	1,000,000 authorized shares of Convertible Series B Preferred Shares. Convertible Series B Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000,000 shares of Common Stock for each single Convertible Series B Preferred Share. Additionally, the Preferred B Shares are non-dilutive. There are 600,000 shares issued and outstanding or 600,000,000,000 votes.

●	10,000,000 authorized shares of Convertible Series C Preferred Shares. Convertible Series C Preferred Shares are convertible into Common Stock at a ratio of 1,000 shares of Convertible Series C Preferred Share for one share of Common Stock. There are 760,000 shares issued and outstanding or 760 votes.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists the number of shares of Common Stock of our Company as of April 30, 2020, the Record Date, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The business address of each beneficial owner listed is in care of 16620 Marquez Ave Pacific Palisades, CA 90272 unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Shares of Series B Preferred Stock Held (2)	Percentage of Series B Preferred Held	Number and Percentage of Total Voting Shares
Madeline Cammarata, CEO and President	0	0	600,000	100%	600,000,000,000	99.99%
Michael Sheikh, CFO	0	0	0	0	0	0
James Ware, Director	0	0	0	0	0	0
Jason D Cohan	19,739,041	73.9%	0	0	19,739,041.003%
Mark Markham	1,436,255	5.4%	0	0	1,436,255	.00024%

Director and Officer (3 people)

(1)

Applicable percentage ownership is based on 26,700,665 shares of Common Stock outstanding as of April 30, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 30, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The 1, 000, 0000 shares of Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 99.9% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will be entitled to this 99.9% voting right, representing at present 600,000,000,000 votes based on the 26,700,665 shares of Common Stock outstanding, no matter how many shares of Common Stock or other voting stock of the Company’s stock are issued and outstanding in the future.

On 6/14/2020 the Company determined that it would act as its own transfer agent for all preferred shares and continue to use VStock as the transfer agent for the issuance of common shares.

NOTE 6 – INCOME TAXES

Deferred tax assets arising as a result of net operation loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended April 30, 2020 and 2019 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	April 30, 2020	April 30, 2019

Loss before income tax benefit	$282,283	$–
Expected income tax benefit	(94,283)	–
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$94,283	$–
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $282,283 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $282,283 total $94,283 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2020. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2020 and 2019 the Company’s CEO had advanced $3,000 and $66,762 respectively of personal funds. As of April 30, 2020 and 2019 the Company owed the CEO $141,569 and $66,762 respectively.

NOTE 8 – NOTES AND OTHER LOANS PAYABLE

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10% interest compounded annually. The Company accrued interest for the Three months ended January, 31, 2020 in the amount of $559. On January 8, 2020 the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%. The Company accrued interest for the Six months ended June 30, 2020 in the amount of $1,321.64.

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of April 30, 2020.

On March 12, 2020 the Company agreed to pay Dr. Jason Cohen 1,000,000 shares at a valuation of $.20 per share plus 8% interest until the shares are issued. The interest accrued through end is $2,147.95 which equates to 10,740 shares.

In the month March, 2020 the escrow attorney for GPL Ventures advanced $46,900 in funds for the purchase of REG A shares. The common shares had not been issued at year end and subsequently were issued. The note will be reclassified as common shares issued and additional paid in capital in the subsequent period. No interest was accrued for this note.

The following schedule is Notes Payable at April 30, 2020 and April 30, 2019:

Description	April 30, 2020	April 30, 2019

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	$40,000	$90,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	–

Note payable to GPL Ventures due March 8, 2020; interest at 10%	25,000	–

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	–

Note payable escrow attorney for REG A shares	46,900	–

Total Notes Payable	$340,900	$–

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to April 30, 2020, an affiliate of former management and Eagle Oil made claim to approximately 400, 000 shares of Preferred B stock of the Company. With respect to this claim, the required consideration associated with the claim was not exchanged between the two parties, therefore making their agreement not executable as a promissory Note; nullifying any further interest at that time.  Because of this, the Company has not recorded or reflected an accrual in their financial statements associated with this claim. No shares associated with this claim were issued to [or converted by] the affiliate party of former management described above.  We believe the claim expressed above as frivolous with no merit, and consider it as a potential breach of fiduciary duty committed by former management and its affiliate.  The Company reserves all rights granted to it under the law to pursue future litigation associated with this claim. As of the date of this Report, the Company does not believe this transaction meets definition of a loss or gain contingency as defined by GAAP to be recorded or reflected in the financial statements at period-end. Additionally, the Company issued 53,333 of common shares each to Mark Desparois, Connie Helwig, Paul Khan, Ken Williams, and Wendy Williams for a total of 266,665 common shares in the quarter ended April 30, 2020. The shares were issued as compensation for services and in settlement for their voluntary cancellation of Convertible Series B Preferred Shares. The Company has no dispute over this transaction.

Subsequently, some of these individuals filed a form 13D to sell the Convertible Series B Preferred Shares they had surrendered and the Company cancelled. The Company believes that this transaction is invalid.

