Form 10-Q
period 2020-07-31
Green Stream Holdings Inc.
filed 2020-09-18
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-36843

GREEN STREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	20-1144153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16620 Marquez Ave Pacific Palisades, CA	90272
(Address of principal executive offices)	(Zip Code)

(310) 230-0240

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 18, 2020
Common Stock, $0.001 par value per share	65,903,165

Green Stream Holdings, Inc.

Form 10-Q

PART I - Financial Information

ITEM 1. - Financial Statements

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,982	$14,727
Total Current Assets	1,982	14,727

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	1,087,899	915,654
Other Assets
Intangible asset, net of amortization (Note 4)	185,000	185,000

TOTAL ASSETS	$1,274,881	$1,115,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$55,898	$44,448
Other Current Liabilities	60,000	60,000
Accrued Interest Payable	7,751	4,872
Due to related party (Note 7)	125,845	141,569
Notes Payable (Note 8)	578,678	340,900

Total Current Liabilities	828,172	591,789

TOTAL LIABILITIES	828,172	591,789

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2020 and at April 30, 2020, respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2020 and at April 30, 2020, respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2020 and at April 30, 2020, respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 65,395,665 Issued and Outstanding at July 31, 2020 and 26,700,665 at April 30, 2020	65,396	26,700

Additional paid-in-capital	1,355,602	864,540
Accumulated deficit	(975,702)	(369,062)
Total Stockholders’ Equity (Deficit)	446,709	523,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,274,881	$1,115,381

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	July 31, 2020	July 31, 2019
REVENUES:

Sales	$–	$–

TOTAL REVENUE	–	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:

Administrative expenses	318,799	22,055
Advertising	4,098	–
Insurance	770	–
Legal Fees	42,450	–
Professional Fees	153,175	28,727
Rent	23,000	8,559
Travel	9,308	12,252
Total Operating expenses	551,600	71,593

NET OPERATING INCOME/ LOSS	$(551,600)	$(71,593)

OTHER INCOME/(EXPENSES):

OID Discount	(27,778)	–
Finance and interest fees	(27,262)	(11,472)

NET INCOME (LOSS)	$(606,640)	$(83,065)

Basic and Diluted Loss per Common Share	$(.00928)	$(.0032)

Weighted Average Number of Common Shares Outstanding	65,395,655	25,834,000

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	July 31, 2020	July 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(606,640)	$(83,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	–
Changes in operating assets and liabilities:	–	–
Increase/(decrease) in accrued interest payable	2,879	–
Increase/ (decrease) in accounts payable	11,450	45,951
Net cash used in operating activities	(592,311)	(37,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	172,245	–
Net cash provided by (used in) investing activities	(172,245)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Reg A	481,500	–
Proceeds from loans from stockholder	(7,467)	42,305
Proceeds from Notes Payable	277,778	–
Net cash provided by (used in) financing activities	751,811	42,305

Net increase (decrease) in cash and cash equivalents	(12,745)	5,191

Cash and cash equivalents - beginning of period	14,727	0

Cash and cash equivalents - end of period	$1,982	$5,191

Supplemental Cash Flow Information
Issuance of Common shares to for services	$15,975	$–
Conversion of loans for Common shares	$20,220	$–

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended July 31, 2020

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance April 30 2017	11,000,000	$11,000	9,991,254,145	$9,991,254	$(9,625,627)	$(1,683,465)	$(1,306,838)

Balance April 30, 2018	11,000,000	11,000	9,991,254,145	9,991,254	(9,625,627)	(1,683,465)	(1,306,838)

Reverse Split			(9,990,917,378)	(9,990,917)	10,699,034	1,683,465	2,391,582

Issuance of Common Shares for Services			25,497,233	25,497			25,561
Retirement of Preferred Shares	(11,000,000)	(11,000)					(11,000)
Issuance of Preferred Shares for services	600,000	600					600
Issuance of Preferred Shares for Services	760,000	760					760
Issuance of Preferred Shares for Services	53,000	53					53
Net Loss April 30, 2019						(112,714)	(112,714)
Balance, April 30, 2019	1,413,000	1,413	25,834,000	25,834	1,073,471	(112,714)	987,940

Issuance of Common Shares for financing			600,000	600			600
Issuance of Common Shares for Settlement with Prior Management			266,655	266	(208,931)		(208,664)
Net Loss April 30, 2020						(256,348)	(256,348)
Balance April 30, 2020	1,413,000	1,413	26,700,655	26,700	864,540	(369,062)	523,592

Commitment for share issuance					(193,000)		(193,000)
Issuance of Common shares for Reg A funding			2,500,000	2,500	471,800		474,300
Issuance of common shares for services			15,975,000	15,975			15,975
Issuance of Common Shares for financing			20,220,000	20,220	212,262		232,482
Net Loss July 31, 2020						(606,640)	(606,640)
Balance July 31, 2020	1,413,000	$1,413	65,395,665	$65,396	$1,355,602	$(975,702)	$446,709

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the three months ended July 31, 2020

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

J. STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized for the years ended December 31, 2014 and 2013 was $24,000 and $0 respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2014 included compensation expense for share-based payment awards granted in December 31, 2014.

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $4,098 and $0 for the three months ended July 31, 2020 and 2019, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2020 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2020 the Company had a loss from operations, for the three months ended, of $606,640, and an accumulated deficit of $975,702 and negative working capital of $633,190. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2020 and April 30, 2020 consists of the following:

	July 31, 2020	April 30, 2020

Furniture and Fixtures	$915,654	$915,564
Leasehold Improvements	172,245	–
Less: Accumulated Depreciation	–	–
Net Property and Equipment	$1,087,899	$915,564

Depreciation has not been charged since the projects are not yet completed and the final cost has yet to be determined. Depreciation expense for the three months ended July 31, 2020 and 2019 was $0 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at July 31, 2020 and April 30, 2020 consists of the following:

	July 31, 2020	April 30, 2020

Intangible Assets	$185,000	$185,000
Less: Accumulated Amortization	–	–
Net Intangible Assets	$185,000	$185,000

The Company invests in various intellectual properties to be developed into future projects. By definition these intangible assets are amortized over a 15 year period. Amortization expense for the three months ended July 31, 2020 and 2019 was $0 respectively. At July 31, 2020, the Company has determined that the intangible asset should not be impaired.

NOTE 5 –STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of July 31, 2020, we had 65,395,665 shares of Common Stock and of:

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2020 and 2019 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	July 31, 2020	July 31, 2019

Loss before income tax benefit	$975,702	$–
Expected income tax benefit	(243,900)	–
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$243,900	$–
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $975,702 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $975,702 total $243,900 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at July 31, 2020. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2020 and 2019 the Company’s CEO had advanced $0 and $42,305 respectively of personal funds. As of July 31, 2020 and 2019 the Company owed the CEO $125,846 and $42,305 respectively.

NOTE 8 –NOTES AND OTHER LOANS PAYABLE

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10 % interest compounded annually. The Company accrued interest for the Three months ended January, 31, 2020 in the amount of $559. On January 8, 2020 the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%. The Company accrued interest for the Six months ended  June 30, 2020 in the amount of $1,321.64.

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of July 31, 2020.

On March 12, 2020 the Company agreed to pay Dr. Jason Cohen 1,000,000 shares at a valuation of $.20 per share plus 8 % interest until the shares are issued. The interest accrued through end is $2,147.95 which equates to 10,740 shares.

In the month July 13, 2020 the Company borrowed $250,000 from Leonite Capital on a senior convertible note maturing in 6 months. The note had an Original Issue Discount of 10% and carries an interest rate of 12% annually. Additionally the lender received 1,500,000 shares of restricted common shares. The Note converts at the rate of $.10 per share had the Company has reserved 60,000,000 common shares for the conversion. For the three months ended July 31, 2020 $1,369,96 interest was accrued for this note.

The following schedule is Notes Payable at July 31, 2020 and April 30, 2020:

Description	July 31, 2020	April 30, 2020

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	$40,000	$40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Note payable to GPL Ventures due March 8, 2020; interest at 10%	–	25,000

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note payable escrow attorney for REG A shares	46,900	46,900

Note Payable to Leonite Capital due January 13, 2021 interest at @10%	277,778	–

Total Notes Payable	$578,678	$340,900

NOTE 9 - SUBSEQUENT EVENTS

On August 16, 2020, without either party admitting or denying any wrongdoing, the Company and certain of the Defendants (the “Settling Defendants”) reached an agreement to settle the Action in consideration for the dismissal of the Action, mutual general releases, the return, cancellation and retirement of the Settling Defendants’ 2,500,000 shares of the Company’s common stock and any and all rights to any and all allegedly owned securities or debt of the Company including, but not limited the 150,000 shares of Series B Convertible Preferred Stock the Settling Defendants asserted they owned in a Schedule 13G filing, plus any rights to any Purported Notes. The Company agreed to pay the Defendants the sum of Two Hundred Thousand Dollars ($200,000) by November 5, 2020 and the parties agreed to not make any disparaging statements about each other. Eagle Oil Parties and Green Stream Holdings Inc. have entered into a settlement agreement which either side admits any wrong doing, etc. as per the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on August 19, 2020.

Cautionary Note Regarding Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States there has been an increase in cases reported. The Company is monitoring the near term and longer term impacts of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The current COVID-19 pandemic has presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. It is not currently possible to predict how long the pandemic will last or the time it will take for economies to return to prior levels. The extent to which COVID-19 impacts our business, operations, financial results and financial condition, and those of our suppliers and customers will depend on future developments which are highly uncertain and cannot be predicted with certainty or clarity, including the duration and continuing severity of the outbreak and additional government actions to contain COVID-19.

General

Although Green Stream Holdings, Inc. ( the “Company”) was organized as a Nevada corporation in 2004, only the financial statements and operations following the Acquisition and Merger Agreement dated February 14, 2019 (the “Merger Agreement”) are relevant for the Company and applicable to its current business strategy. Pursuant to the Acquisition and Merger Agreement the Company acquired 96% of the capital stock of Green Stream Finance, Inc., a Wyoming corporation, in exchange for 600,000 shares of newly created Series B Preferred Stock of the Company. Subsequent to the Acquisition the Company began conducting business solely as a holding company of Green Stream Finance, Inc. Further, following the Acquisition, the Company changed its name, was converted into Wyoming Corporation, and changed its trading symbol to GSFI. Our Company’s current objective is to manage Green Stream Finance, Inc. and conduct business in the solar power energy sector by means of such managing.

As of the date of this registration statement, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property or other assets. The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets.

Results of Operations

As of the date of this registration statement, we have not yet commenced business operations, as we are currently in our organizational and development stage. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the alternative energy real estate industry and real estate generally, that may be reasonably anticipated to have a material impact on either our capital resources, or the revenues or incomes to be derived from the operation of our assets.

We intend to operate on a fiscal year basis from May 1 to April 30 and report for tax purposes on a fiscal year basis.

We have also expended human capital and energy, as well as financial resources on identifying and sourcing future energy-related projects, in accordance with our two business models.

Selected Financial Data

We are a smaller reporting Company as defined by 17 C.F.R 229(10)(f)(i) and are not required to provide the information under this heading.

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

The Company currently has no material commitments for capital expenditures.

Plan of Operations

We intend to pursue the development of our solar greenhouses, sales of Community Solar installations, and development of Company owned Community Solar installations. Development of solar greenhouses is dependent upon or continued relationship with RED and Anthony Morali. We also seek to capitalize on the agreements in principal we have with several commercial buildings owners where we hope to install solar systems where we will market our solar power solution to customers close to those facilities and capitalize on tax incentives for solar power generation and the sale of excess capacity back to local utilities. We will experience a relative increase in liquidity as we receive net offering proceeds and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development, and operation of our assets. We have identified no additional material internal or external sources of liquidity as of the date of this offering circular.

We expect to use the net proceeds received from our Regulation A offering in our efforts related to research and development in conjunction with RED and exploration of market opportunities, as well as for working capital and other general corporate purposes. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a development-stage company. We do not anticipate increasing the number of employees because the Company intends to use independent contractors; however, this is highly dependent on the nature of our development efforts. We anticipate adding employees in the areas of sales and marketing, and general and administrative functions as required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

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

Most Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed and that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations, we intend to engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Controls Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may compromise our business.

We are currently aware of certain claims against the Company that may result in the Company’s inability to conduct its business in the manner described in this Offering Circular. Subsequent to the Company’s acquisition of Green Stream Finance Inc. (the “Acquisition”), disputes arose between certain holders of the shares of the Company’s preferred stock (the “Preferred Holders”), the Company, and Madeleine Cammarata personally.

The Company, Madeleine Cammarata, and Preferred Holders entered a settlement agreement on May 29, 2019 (the “Settlement”). The Settlement required the Preferred Holders to return their preferred shares for cancelation and accept common stock and certain payments. Additionally, the Preferred Holders and others have asserted the existence of certain outstanding promissory notes (the “Notes”) in the amount of approximately $16,427,143, not including accrued interest.

The Company, however, believes that the Notes are unverifiable therefore void or voidable. The Settlement was amended by the Parties on October 10, 2019, and the Settlement, as amended, required the Company to include certain provisions regarding the Notes and to qualify its Regulation A Offering by March 9, 2020, or the Company would be required to issue 150,000 shares of Series B Convertible Preferred Stock in an amount that would grant them significant voting rights though would not result in voting control of the Company. Notwithstanding the foregoing, the Preferred Holders claim that the Company broke the Settlement Agreement and that they are entitled to the Series B Preferred Shares. The Company disputes that there was any neglect in the Settlement Agreement by the Company and disputes the Preferred Holders’ entitlement to any shares of the Company’s Series B Preferred Stock.

In the event the Eagle Oil Parties file a lawsuit in a court of competent jurisdiction and prevail, the Preferred Holders may be entitled to a total of 150,000 shares Series B Preferred Stock, together with other and further relief awarded by the court.

On August 16, 2020, without either party admitting or denying any wrongdoing, the Company and the Eagle Oil Parties reached an agreement to settle the Action in consideration for the dismissal of the Action, mutual general releases, the return of the Eagle Oil Parties 2,500,000 shares of common stock and any and all rights to any and all allegedly owned securities or debt of the Company including, but not limited the 150,000 shares of Series B Convertible Preferred Stock the Eagle Oil Parties asserted they owned in a Schedule 13G filing plus any rights to any Purported Notes. The Company agreed to pay the Eagle Oil Parties the sum of Two Hundred Thousand Dollars ($200,000) by November 5, 2020, and the parties agreed to not make any disparaging statements about each other. A formal settlement agreement and stipulation to dismiss the Action has been entered into the record.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2020, the Company borrowed $250,000 from an unrelated third party on a senior convertible note maturing in 6 months. The note had an Original Issue Discount of 10% and carries an interest rate of 12% annually. Additionally, the lender received 1,500,000 shares of restricted common stock. The Note converts at the rate of $.10 per share had the Company has reserved 60,000,000 common shares for the conversion.

All of the securities referred to, above, were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. All of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have not been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Effective September 14, 2020, Ashley C. Gordon resigned as a Member of the Company’s Board of Directors. Mr. Gordon did not indicate that his decision to resign was a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Gordon will remain a consultant to the Company.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: September 18, 2020	By:	/s/ Madeleine Cammarata
Madeleine Cammarata, President, Treasurer, Director,
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

