Form 10-K/A
period 2020-04-30
Green Stream Holdings Inc.
filed 2020-10-08
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

EXPLANATORY PARAGRAPH

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended April 30, 2020 of Green Stream Holdings, inc. (the “Company”) filed with the Securities and Exchange Commission on August 19, 2020 (the “Form 10-K”) is to amend the financial statements to state that they are Audited for the fiscal years ended April 30, 2020 and 2019. They were erroneously labeled as unaudited even though the Report of Independent Accounting Firm on page F-2 was presented.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Date: October 8, 2020

GREEN STREAM HOLDINGS, INC.

By:	/s/ Madeleine Cammarata
Madeleine Cammarata
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	October 8, 2020
James Ware

/s/ Ashley C Gordon	Director	October 8, 2020
Ashley C Gordon

/s/ Richard Rodgers	Director	October 8, 2020
Richard Rodgers

Consolidated Condensed Financial Statements

April 30, 2020 and April 30, 2019 (Audited)

Table of Contents	Page

Financial Statements:

Report of Independent Registered Accounting Firm	F - 2

Consolidated Condensed Balance Sheets April 30, 2020 (Audited) and April 30, 2019 (Audited)	F - 3

Consolidated Condensed Statements of Operations for the Three and Twelve Months Ended April 30, 2020 (Audited) and Twelve Months Ended April 30, 2019 (Audited)	F - 4

Consolidated Condensed Statements of Cash Flows for the Twelve Months Ended April 30, 2020 (Audited) and Twelve Months Ended April 30, 2019 (Audited)	F - 5

Consolidated Condensed Statements of Changes in Stockholders’ Deficit for the Twelve Months ended April 30, 2020 (Audited).	F - 6

Notes to Consolidated Condensed Financial Statements	F-7 to F-14

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

/s/ Slack & Company CPAs LLC

We have served as the Company’s auditor since 2020
August 16th, 2020

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

	April 30, 2020	April 30, 2019
	(Audited)	(Audited)
ASSETS
Current Assets
Cash	$14,727	$–
Total Current Assets	14,727	–

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	915,654	915,654
Other Assets
Intangible asset, net of amortization (Note 4)	185,000	185,000

TOTAL ASSETS	$1,115,381	$1,100,654

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$44,448	$5,952
Other Current Liabilities	60,000	40,000
Accrued Interest Payable	4,872	–
Due to related party (Note 7)	141,569	66,762
Notes Payable (Note 8)	340,900	–

Total Current Liabilities	591,789	112,714

TOTAL LIABILITIES	591,789	112,714

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at April 30, 2020 and at April 30, 2019 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at April 30, 2020 and at April 30, 2019 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at April 30, 2020 and at April 30, 2019 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 26,700,665 Issued and Outstanding at April 30, 2020 and 25,834,000 at April 30, 2019.	26,700	25,834

Additional paid-in-capital	864,540	1,073,407
Accumulated deficit	(369,062)	(112,714)
Total Stockholders’ Equity (Deficit)	523,592	987,940

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,115,381	$1,100,654

The accompanying notes are an integral part of these audited financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Twelve Months Ended April 30,
	2020	2019
	(Audited)	(Audited)
REVENUES:
Sales	$–	$–
TOTAL REVENUE	–	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:

Administrative expenses	40,405	3,010
Advertising	14,042	–
Insurance	13,059	–
Legal Fees	45,850	20,570
Professional Fees	81,290	59,511
Rent	8,559	–
Travel	48,271	29,623
Total Operating expenses	251,476	112,714

NET OPERATING INCOME/ LOSS	(251,476)	(112,714)

OTHER INCOME/EXPENSES:
Finance and interest fees	(4,872)	–

NET INCOME (LOSS)	$(256,348)	$(112,714)

Basic and Diluted Loss per Common Share	$(.00960)	$(0.0044)

Weighted Average Number of Common Shares Outstanding	26,700,655	25,834,000

The accompanying notes are an integral part of these audited financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For The Twelve Months Ended
	April 30, 2020	April 30, 2019
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(256,348)	$(112,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in bank overdraft	–	–
Increase/ (decrease) in accrued interest payable	4,872	–
Increase/(decrease) in other current liabilities	20,000	–
Increase/ (decrease) in accounts payable	38,496	45,952
Net cash used in operating activities	(192,980)	(66,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	114,807	66,762
Proceeds from Notes Payable	92,900	–
Net cash provided by (used in) financing activities	207,707	66,762

Net increase (decrease) in cash and cash equivalents	14,727	–

Cash and cash equivalents - beginning of period	–	–

Cash and cash equivalents - end of period	$14,727	$–

Issuance of Common shares to Prior Management for settlement of Convertible Series B Preferred Shares	$266,665	$–
Acquisition of assets through the assumption of debt	$1,100,654	$–
Conversion of Preferred stock in lieu Common stock purchase	$11,000,000	$–

The accompanying notes are an integral part of these audited financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Twelve Months Ended April 30, 2020

(Audited)

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

The accompanying notes are an integral part of these audited financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 2020 and 2019

(Audited)

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

