Form 10-Q
period 2020-10-31
Green Stream Holdings Inc.
filed 2020-12-15
CIK 1437476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 18, 2020
Common Stock, $0.001 par value per share	65,903,165

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT OCTOBER 31, 2020 & APRIL 30, 2020

	October 31, 2020	April 30, 2020
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$–	$14,727
TOTAL CURRENT ASSETS	–	14,727

FIXED ASSETS-NET	1,075,962	915,654
OTHER ASSETS-NET OF AMORTIZATION	181,917	185,000

TOTAL ASSETS	$1,257,879	$1,115,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Bank Overdraft	$17,861	$–
Accounts Payable	58,827	44,448
Accrued Interest Payable	17,905	4,872
Other Current Liabilities	60,000	60,000
Notes Payable	740,678	340,900
Due to Shareholder	25,930	141,569

TOTAL CURRENT LIABILITIES	921,201	591,789

TOTAL LIABILITIES	921,201	591,789

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock $.001 par value 1,000,000 Authorized 53,000 issued and outstanding at October 31, 2020 and April 30, 2020 respectively	53	53
Preferred B Stock $.001 par value 1,000,000 Authorized 600,000 issued and outstanding at October 31, 2020 and April 30, 2020 respectively	600	600
Preferred C Stock $.001 par value 10,000,000 Authorized 760,000 issued and outstanding at October 31, 2020 and April 30, 2020 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 69,136,500 issued and outstanding at October 31, 2020 and 10,000,000,000 Authorized 26,700,665 issued and outstanding at April 30, 2020	69,137	26,700
Additional paid-in-capital	1,390,164	864,540
Retained earnings	(1,124,036)	(369,062)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	336,678	523,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,257,879	$1,115,381

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 & OCTOBER 31, 2019

(UNAUDITED)

	3 Months Ended October 31, 2020	3 Months Ended October 31, 2019	6 Months Ended October 31, 2020	6 Months Ended October 31, 2019
REVENUES:

Sales	$–	$–	$–	$–

TOTAL REVENUE	–		–	–

COST OF SALES	–		–

GROSS MARGIN	–		–

OPERATING EXPENSES:

Administrative expenses	4,759	7,127	320,146	29,185

Advertising & Promotion	19,710	13,550	23,808	13,550

Depreciation and amortization	15,020	–	15,020	–

Travel	33,413	4,235	42,721	16,487

Insurance	–	1,587	770	13,059

Legal Fees	8,000	–	50,450	20,100

Professional Fees	39,628	2,330	192,803	10,957

Stock in lieu of services	–	–	3,233	–

Rent	6,650	–	29,650	8,559

Total Operating expenses	127,180	28,829	678,600	111,894

NET OPERATING INCOME/ LOSS	(127,180)	(28,829)	(678,600)	(111,894)

OTHER INCOME/(EXPENSE)

Finance and interest fees	(21,154)	–	(76,194)	–

NET INCOME/(LOSS)	(148,334)	(28,829)	(754,794)	(111,894)

Basic and Diluted Loss per Common Share			(.0109)	(.0043)

Weighted Average Number of Common Shares Outstanding			69,136,500	25,834,000

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31 2020 & OCTOBER 31, 2019

(UNAUDITED)

	OCTOBER 31, 2020	OCTOBER 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income / (Loss)	$(754,794)	$(111,894)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Depreciation and amortization	15,020	–
Shares issued for services	3,233	–
Increase/ (decrease) in accounts payable	(14,379)	47,946
Increase/ (decrease) in other current liabilities	–	20,000
Increase/ (decrease) in accrued interest payable	13,033	–
Overdraft	17,861	–
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(720,026)	(43,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Fixed Assets	(172,245)	–
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Reg A	481,500	–
Proceeds from Notes Payable	280,405	–
Proceeds from Loans from Stockholder	115,639	66,762
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	877,544	66,762

NET INCREASE/ (DECREASE) IN CASH	(14,727)	–

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	14,727	–

CASH AND EQUIVALENTS, END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

	PREFERRED SHARES		COMMON STOCK		ADDITIONAL PAID	ACCUMULATED EQUITY /	TOTAL SHAREHOLDERS EQUITY
	SHARES	VALUE	SHARES	VALUE	IN CAPITAL	(DEFICIT)	(DEFICIT)

BALANCE APRIL 30, 2017	11,000,000	$11,0000	9,991,254,145	$9,991,254	$(9,625,627)	$(1,683,465)	$(1,306,838)

BALANCE APRIL 30, 2018	11,000,000	$11,000	9,991,254,145	$9,991,254	$(9,625,627)	$(1,683,465)	$(1,306,838)

REVERSE SPLIT	–	–	(9,990,917,378)	(9,990,917)	10,699,034	1,683,465	2.391.582

ISSUANCE OF COMMON SHARE FOR SERVICES	–	–	25,497,233	25,497	–	–	25,497
CANCELLATION OF- PREFERRED SHARES	(11,000,000)	(11,000)	–	–	–	–	(11,000)
ISSUANCE OF PREFERRED SHARES FOR SERVICES	600,000	600	–	–	–	–	600
ISSUANCE OF PREFERRED SHARES FOR SERVICES	760,000	760	–	–	–	–	760
ISSUANCE OF PREFERRED SHARES OF SERVICES	53,000	53	–	–	–	–	53
NET LOSS APRIL 30 2019	–	–	–	–	–	(112,714)	(112,714)
BALANCE APRIL 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,407	$(112,714)	$987,940

ISSUANCE OF COMMON SHARES FOR FINANCING	–	–	600,000	600	–	–	600
ISSUANCE OF COMMON SHARES FOR SETTLEMENT WITH PRIOR MANAGEMENT	–	–	266,655	266	(208,931)	–	(208,664)
NET LOSS APRIL 30, 2020	–	–	–	–	–	(256,348)	(256,348)
BALANCE APRIL 30, 2020	1,413,000	$1,413	26,700,655	$26,700	$864,540	$(369,062)	$523,592

COMMITMENT FOR SHARE ISSUANCES	–	–	–	–	(193,000)	–	(193,000)
ISSUANCE OF COMMON SHARES FOR REG A FUNDING	–	–	2,500,000	2,500	471,800	–	474,300
ISSUANCE OF COMMON SHARES FOR SERVICES	–	–	16,975,000	16,975	–	–	16,975
ISSUANCE OF COMMON SHARES FOR SETTLEMENT WITH PRIOR MANAGEMENT	–	–	2,233,335	2,233	–	–	2,233
ISSUANCE OR COMMON SHARES FOR FINANCING	–	–	20,727,500	20,728	246,824	–	267,552
NET LOSS OCTOBER 31, 2020	–	–	–	–	–	(754,974)	(754,974)
BALANCE OCTOBER 31, 2020	1,413,000	$1,413	69,136,490	$69,136	$1,390,164	$(1,124,036)	$336,678

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

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

–

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

–

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

–

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $23,808 and $13,550 for the six months ended October 31, 2020 and 2019, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2020 through the date these financial statements were issued.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At October 31, 2020 the Company had a loss from operations, for the six months ended, of $754,794, and an accumulated deficit of $1,124,036 and negative working capital of $633,190. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2020 and April 30, 2020 consists of the following:

	October 31, 2020	April 30, 2020

Furniture and Fixtures	$915,654	$915,564
Leasehold Improvements	172,245	–
Less: Accumulated Depreciation	(11,937)	–
Net Property and Equipment	$1,075,962	$915,564

Depreciation expense for the three months ended October 31, 2020 and 2019 was $11,937 and $0 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at October 31, 2020 and April 30, 2020 consists of the following:

	October 31, 2020	April 30, 2020

Intangible Assets	$185,000	$185,000
Less: Accumulated Amortization	(3,083)	–
Net Intangible Assets	$181,917	$185,000

The Company invests in various intellectual properties to be developed into future projects. By definition these intangible assets are amortized over a 15 year period. Amortization expense for the six months ended October 31, 2020 and 2019 was $3,083 and $0 respectively. October 31, 2020, the Company has determined that the intangible asset should not be impaired.

NOTE 5 – STOCKHOLDERS’ EQUITY/(DEFICIT)

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	October 31, 2020	July 31, 2019

Loss before income tax benefit	$1,124,046	$–
Expected income tax benefit	(280,980)	–
Non-deductible expenses	–	–
Tax loss benefit not recognized for book purposes, valuation allowance	280,980	–
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $1,124,046 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $1,124,046 total $280,980 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2020. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2020 and 2019 the Company’s CEO had advanced $0 and $130,254 respectively of personal funds. As of October 31, 2020 and 2019 the Company owed the CEO $25,930 and $130,254 respectively.

NOTE 8 – NOTES AND OTHER LOANS PAYABLE

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10% interest compounded annually. The Company accrued interest for the six months ended October, 31, 2020 in the amount of $2,017. On January 8, 2020 the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%. The Company accrued interest for the Six months ended October 31, 2020 in the amount of $651.

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of July 31, 2020.

On March 12, 2020 the Company agreed to pay Dr. Jason Cohen 1,000,000 shares at a valuation of $.20 per share plus 8% interest until the shares are issued. The interest accrued through October 31. 2020 is $10,213.70.

In the month July 13, 2020 the Company borrowed $250,000 from Leonite Capital on a senior convertible note maturing in 6 months. The note had an Original Issue Discount of 10% and carries an interest rate of 12% annually. Additionally the lender received 1,500,000 shares of restricted common shares. The Note converts at the rate of $.10 per share had the Company has reserved 60,000,000 common shares for the conversion. For the six months ended October 31, 2020 $8,371.39 interest was accrued for this note.

On September 17, 2020 the Company borrowed $100,000 from Quick Capital LLC on a senior convertible note maturing in 12 months at an interest rate of 10%. Additionally the lender received 1,000,000 shares of restricted common shares. For the six months ended October 31, 2020 $1,205.48 interest was accrued for this note.

On October 10, 2020 the Company borrowed $65,000 from Geneva Roth Remark Holdings Inc. on a senior convertible note maturing in 12 months at an interest rate of 10%. The Note converts at the rate of 42% discount to Market Price for restricted common shares. For the six months ended October 31, 2020 $409.59 interest was accrued for this note.

The following schedule is Notes Payable at October 31, 2020 and April 30, 2020:

Description	October 31, 2020	April 30, 2020

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	$40,000	$40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	19,000	14,000

Note payable to GPL Ventures due March 8, 2020; interest at 10%	–	25,000

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note payable escrow attorney for REG A shares	46,900	46,900

Note Payable to Quick Capital LLC due September 17, 2021 interest at 10%	100,000	–

Note Payable to Geneva Roth Holdings interest 10%	65,000

Note Payable to Leonite Capital due January 13, 2021 interest at @10%	277,778	–

Total Notes Payable	$740,678	$340,900

NOTE 9 – SUBSEQUENT EVENTS

On August 16, 2020, without either party admitting or denying any wrongdoing, the Company and certain of the Defendants (the “Settling Defendants”) reached an agreement to settle the Action in consideration for the dismissal of the Action, mutual general releases, the return, cancellation and retirement of the Settling Defendants’ 2,500,000 shares of the Company’s common stock and any and all rights to any and all allegedly owned securities or debt of the Company including, but not limited the 150,000 shares of Series B Convertible Preferred Stock the Settling Defendants asserted they owned in a Schedule 13G filing, plus any rights to any Purported Notes. The Company agreed to pay the Defendants the sum of Two Hundred Thousand Dollars ($200,000) by November 5, 2020 and the parties agreed to not make any disparaging statements about each other. Eagle Oil Parties and Green Stream Holdings Inc. have entered into a settlement agreement which either side admits any wrong doing, etc. as per the agreement. The Company has revised this settlement agreement and anticipates concluding the settlement in before December 31, 2020.

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

On August 16, 2020, without either party admitting or denying any wrongdoing, the Company and certain of the Defendants (the “Settling Defendants”) reached an agreement to settle the Action in consideration for the dismissal of the Action, mutual general releases, the return, cancellation and retirement of the Settling Defendants’ 2,500,000 shares of the Company’s common stock and any and all rights to any and all allegedly owned securities or debt of the Company including, but not limited the 150,000 shares of Series B Convertible Preferred Stock the Settling Defendants asserted they owned in a Schedule 13G filing, plus any rights to any Purported Notes. The Company agreed to pay the Defendants the sum of Two Hundred Thousand Dollars ($200,000) by November 5, 2020 and the parties agreed to not make any disparaging statements about each other. Eagle Oil Parties and Green Stream Holdings Inc. have entered into a settlement agreement which either side admits any wrong doing, etc. as per the agreement. The Company has revised this settlement agreement and anticipates completing the settlement before December 31, 2020.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10 % interest compounded annually. The Company accrued interest for the six months ended October, 31, 2020 in the amount of $2,017. On January 8, 2020 the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%. The Company accrued interest for the Six months ended October 31, 2020 in the amount of $651.

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of July 31, 2020.

On March 12, 2020 the Company agreed to pay Dr. Jason Cohen 1,000,000 shares at a valuation of $.20 per share plus 8 % interest until the shares are issued. The interest accrued through October 31. 2020 is $10,213.70.

In the month July 13, 2020 the Company borrowed $250,000 from Leonite Capital on a senior convertible note maturing in 6 months. The note had an Original Issue Discount of 10% and carries an interest rate of 12% annually. Additionally the lender received 1,500,000 shares of restricted common shares. The Note converts at the rate of $.10 per share had the Company has reserved 60,000,000 common shares for the conversion. For the six months ended October 31, 2020 $8,371.39 interest was accrued for this note.

On September 17, 2020 the Company borrowed $100,000 from Quick Capital LLC on a senior convertible note maturing in 12 months at an interest rate of 10%. Additionally the lender received 1,000,000 shares of restricted common shares. For the six months ended October 31, 2020 $1,205.48 interest was accrued for this note.

On October 10, 2020 the Company borrowed $65,000 from Geneva Roth Remark Holdings Inc. on a senior convertible note maturing in 12 months at an interest rate of 10%. The Note converts at the rate of 42% discount to Market Price for restricted common shares. For the six months ended October 31, 2020 $409.59 interest was accrued for this note.

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

Departure Of Directors Or Certain Officers; Election Of Directors; Appointment Of Certain Officers; Compensatory Arrangements Of Certain Officers

Effective September 14, 2020, Ashley C. Gordon resigned as a Member of the Company’s Board of Directors. Mr. Gordon did not indicate that his decision to resign was a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Gordon will remain consultant to the Company.

On November 9, 2020, Green Stream Holdings, Inc. (the “Registrant”) was advised that Madeleine Cammarata had assigned the 600,000 shares of the Registrant’s Series B Preferred Stock (the “Shares”) to We Work Revocable Trust in connection with Ms. Cammarata’s succession plan due to her compromised health conditions. The assignment of the Shares, which have the right to vote in the aggregate, on all shareholder matters, votes equal to 99% of the total shareholder vote on any and all matters which shareholder have the right to vote on, represented a change in control of the Registrant.

Also on November 9, 2020, Ms. Cammarata resigned as a member of the Board of Directors and as the Registrant’s Chief Executive Officer. In connection with her resignation, the Registrant appointed Eric Fain as a member of the Board of Directors and as Interim Chief Executive Officer.

Eric Fain, 51, Interim Chief Executive Officer, Director. Mr. Fain is a licensed real estate salesperson and currently and since August 2015 has worked as such with Netseekers International. Simultaneously, and from July 2015 to August 2019, Mr. Fain was also a salesperson with Compass. Prior thereto and from July 2002 to June 2015 Mr. Fain was a licensed real estate salesperson with Douglas Elliman and Dreyfus Brokerage Services from June 1996 to July 2001. Mr. Fain received his B.A. in Marketing from Hofstra University.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: December 15, 2020	By:	/s/ Vincent Cammarata
Vincent Cammarata, President, Treasurer, Director,
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

