Form 10-Q
period 2021-01-31
Green Stream Holdings Inc.
filed 2021-03-24
CIK 1437476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 000-53279

GREEN STREAM HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	20-1144153 (I.R.S. Employer Identification Number)
60 East 42nd Street, Suite 4600 New York, NY (Address of principal executive offices)	10165 (Zip code)

Registrant’s Telephone Number, Including Area Code: (424) 280-4096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 23, 2021
Common Stock, $0.001 par value per share	107,000,000

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

At JANUARY 31, 2021 & APRIL 30, 2020

	January 31, 2021	April 30, 2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$5,806	$14,727

TOTAL CURRENT ASSETS	5,806	14,727

FIXED ASSETS-NET	1,060,942	915,654

OTHER ASSETS-NET OF AMORTIZATION	181,917	185,00

TOTAL ASSETS	$1,248,665	$1,115,381

LIABILITIES

Accounts Payable	$58,827	$44,448

Accrued Interest Payable	17,905	4,872

Other Current Liabilities	60,000	60,000

Notes Payable	975,678	340,900

Due to Shareholder	25,930	141,569

TOTAL CURRENT LIABILITIES	1,138,340	591,789

TOTAL LIABILITIES	1,138,340	591,789

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred A Stock $.001 par value 1,000,000 Authorized 53,000 issued, and outstanding at January 31, 2021 and April 30, 2020 respectively	53	53

Preferred B Stock $.001 par value 1,000,000 Authorized 600,000 issued and outstanding at January 31, 2021 and April 30, 2020 respectively	600	600

Preferred C Stock $.001 par value 10,000,000 Authorized 760,000 issued and outstanding at January 31, 2021 and April 30, 2020 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 77,654,000 issued and outstanding at January 31, 2021 and 10,000,000,000 Authorized 26,700,665 issued and outstanding at April 30,2020	77,654	26,700

Additional paid-in-capital	1,479,135	864,540

Retained earnings	(1,447,877)	(369,062)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	110,325	523,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,248,665	$1,115,381

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 & JANUARY 31, 2020

(UNAUDITED)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	January 31,2021	January 31,2020	January 31,2021	January 31,2020
REVENUES:

Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:

Administrative expenses	64,759	2,894	320,146	32,076

Advertising & Promotion	89,710	–	112,808	13,550

Depreciation and amortization	15,020	–	30,040

Travel	93,413	24,422	117,721	40,908

Insurance	–	–	770	13,059

Legal Fees	145,000	25,750	195,450	45,850

Professional Fees	131,628	4,000	192,803	14,958

Stock in lieu of services			3,233	–

Rent	6,650	–	29,650	8,559

Total Operating expenses	546,180	57,066	1,002,621	168,960

NET OPERATING INCOME/ LOSS	(546,180)	(57,066)	(1,002,621)	(168,960)

OTHER INCOME/(EXPENSE)

Finance and interest fees	(21,154)	(609)	(76,194)	(609)

NET INCOME/(LOSS)	$(567,334)	$(57,675)	$(1,078,815)	$(169,569)

Basic and Diluted Loss per Common Share	$–	$–	$(.014)	$(.0025)

Weighted Average Number of Common Shares Outstanding	–	–	77,654,000	69,136,500

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31 2021 & JANUARY 31, 2020

(UNAUDITED)

	January 31, 2021	January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$(1,078,815)	$(169,569)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Depreciation and amortization	30,040	–

Shares issued for services	3,233	–

Increase/ (decrease) in accounts payable	(14,379)	97,534

Increase/ (decrease) in other current liabilities	–	20,000

Increase/ (decrease) in accrued interest payable		–

Overdraft	17,861	–

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,042,420)	(52,035)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Fixed Assets	172,245	–
	(172,245)	–
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Reg A	685,500	–

Proceeds from Notes Payable	415,405	–

Proceeds from Loans from Stockholder	122,563	66,762

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,220,468	66,762

NET INCREASE/ (DECREASE) IN CASH	5,803	14,727

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	0	0

CASH AND EQUIVALENTS, END OF PERIOD	$5,803	$14,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

	PREFERRED		COMMON STOCK		ADDITIONAL PAID	ACCUMULATED EQUITY /	TOTAL SHAREHOLDERS EQUITY
	SHARES	VALUE	SHARES	VALUE	IN CAPITAL	(DEFICIT)	(DEFICIT)

BALANCE APRIL 30, 2017	11,000,000	$11,0000	9,991,254,145	$9,991,254	$(9,625,627)	$(1,683,465)	$(1,306,838)

BALANCE APRIL 30, 2018	11,000,000	$11,000	9,991,254,145	$9,991,254	$(9,625,627)	$(1,683,465)	$(1,306,838)

REVERSE SPLIT	–	–	(9,990,917,378)	(9,990,917)	10,699,034	1,683,465	2.391.582

ISSUANCE OF COMMON SHARE FOR SERVICES	–	–	25,497,233	25,497	–	–	25,497

CANCELLATION OF PREFERRED SHARES	(11,000,000)	$(11,000)	–	–	–	–	(11,000)

ISSUANCE OF PREFERRED SHARES FOR SERVICES	600,000	$600	–	–	–	–	600

ISSUANCE OF PREFERRED SHARES FOR SERVICES	760,000	$760	–	–	–	–	760

ISSUANCE OF PREFERRED SHARES OF SERVICES	53,000	$53	–	–	–	–	53

NET LOSS APRIL 30, 2019	–	–	–	–	–	(112,714)	(112,714)

BALANCE APRIL 30, 2019	1,413,000	$1,413	$25,834,000	$25,834	$1,073,407	$(112,714)	$987,940

ISSUANCE OF COMMON SHARES FOR FINANCING	–	–	600,000	600	–	–	600

ISSUANCE OF COMMON SHARES FOR SETTLEMENT WITH PRIOR MANAGEMENT	–	–	266,655	266	(208,931)	–	(208,664)

NET LOSS APRIL 30, 2020	–	–	–	–	–	(256,348)	(256,348)

BALANCE APRIL 30, 2020	1,413,000	$1,413	$26,700,655	$26,700	$864,540	$(369,062)	$523,592

COMMITMENT FOR SHARE ISSUANCES	–	–	–	–	(193,000)	–	(193,000)

ISSUANCE OF COMMON SHARES FOR REG A FUNDING	–	–	5,062,500	5,063	676,800		681,863

ISSUANCE OF COMMON SHARES FOR SERVICES	–	–	16,975,000	16,975	–	–	16,975

ISSUANCE OF COMMON SHARES FOR SETTLEMENT WITH PRIOR MANAGEMENT	–	–	2,233,335	2,233	–	–	2,233

ISSUANCE OR COMMON SHARES FOR FINANCING	–	–	26,682,500	26,683	130,795	–	157,477

NET LOSS January 31, 2021	–	–	–	–	–	(1,078,815)	(1,078,815)

BALANCE January 31, 2021	1.413,000	$1,413	$77,654,000	$77,654	$1,479,135	$(1,447,877)	$110,325

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $23,808 and $112,808 for the nine months ended January 31, 2021 and 2020, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2021 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At January 31, 2021 the Company had a loss from operations, for the nine months ended, of $1,078,815 and an accumulated deficit of $1,447,877 and negative working capital of $162,662. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2021 and April 30, 2020 consists of the following:

	January 31, 2021	April 30, 2020

Furniture and Fixtures	$915,654	$915,564
Leasehold Improvements	172,245	–
Less: Accumulated Depreciation	(26,917)	–
Net Property and Equipment	$1,060,982	$915,564

Depreciation expense for the three months ended January 31, 2021 and 2020 was $15,020 and $11,937 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at January 31, 2021 and April 30, 2020 consists of the following:

	January 31, 2021	April 30, 2020

Intangible Assets	$185,000	$185,000
Less: Accumulated Amortization	(3,083)	–
Net Intangible Assets	$181,917	$185,000

The Company invests in various intellectual properties to be developed into future projects. By definition these intangible assets are amortized over a 15 year period. Amortization expense for the nine months ended January 31, 2021 and 2020 was $3,083 and $0 respectively. January 31, 2021, the Company has determined that the intangible asset should not be impaired.

NOTE 5 –STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of January 31, 2021, we had 77,654,000 shares of Common Stock issued and:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	January 31, 2021	July 31, 2019

Loss before income tax benefit	$1,124,046	$–
Expected income tax benefit	(280,980)	–
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	280,980	–
Total income tax	$–	$–

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

The Company has no tax position at January 31, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2021. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2021 and 2020 the Company’s CEO had advanced $0 and $130,254 respectively of personal funds. As of January 31, 2021 and 2020 the Company owed the CEO $25,930 and $141,569 respectively.

NOTE 8 –NOTES AND OTHER LOANS PAYABLE

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10 % interest compounded annually. The Company accrued interest for the six months ended January, 31, 2020 in the amount of $2,017. On January 8, 2020 the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%. The Company accrued interest for the Six months ended January 31, 2020 in the amount of $651.

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of July 31, 2020.

On March 12, 2020 the Company agreed to pay Dr. Jason Cohen 1,000,000 shares at a valuation of $.20 per share plus 8 % interest until the shares are issued. The interest accrued through January 31. 2021 is $10,213.70.

In the month July 13, 2020 the Company borrowed $250,000 from Leonite Capital on a senior convertible note maturing in 6 months. The note had an Original Issue Discount of 10% and carries an interest rate of 12% annually. Additionally the lender received 1,500,000 shares of restricted common shares. The Note converts at the rate of $.10 per share had the Company has reserved 60,000,000 common shares for the conversion. For the nine months ended January 31, 2021 $8,371.39 interest was accrued for this note.

On September 17, 2020 the Company borrowed $100,000 from Quick Capital LLC on a senior convertible note maturing in 12 months at an interest rate of 10%. Additionally the lender received 1,000,000 shares of restricted common shares. For the nine months ended January 31, 2021 $1,205.48 interest was accrued for this note.

On January 10, 2020 the Company borrowed $65,000 from Geneva Roth Remark Holdings Inc. on a senior convertible note maturing in 12 months at an interest rate of 10%. The Note converts at the rate of 42% discount to Market Price for restricted common shares. For the nine months ended January 31, 2021 $409.59 interest was accrued for this note.

The following schedule is Notes Payable at January 31, 2021 and April 30, 2020:

Description	January 31, 2021	April 30, 2020

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	$40,000	$40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	19,000	14,000

Note payable to GPL Ventures due March 8, 2020; interest at 10%	–	25,000

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note payable escrow attorney for REG A shares	46,900	46,900

Note Payable to Quick Capital LLC due Sept 17,2021 interest at 10%	100,000	–
Note payable to EMA Financial	100,000

Note Payable to Geneva Roth Holdings interest 10%	65,000
Note Payable to Geneva Roth Holdings	35,000

Note Payable to Leonite Capital due January 13, 2021 interest at @10%	277,778	–

Total Notes Payable	$975,678	$340,900

NOTE 9 - SUBSEQUENT EVENTS

During February, 2021, the Company paid off several outstanding debts reflected by promissory note and related stock conversion obligations under such notes, which notes and conversion obligations are no longer outstanding. EMA Financial, LLC was paid off, approximately $133,775.34 which encompassed $100,000.00 of principal and the balance of accrued interest and finance fees. Quick Capital, LLC was paid off approximately $100,000.00 of principal and interest and prepayment fees of $47,200.00. Geneva Roth Remark Holdings, Inc. had two notes paid off of approximately $186,000. Which included principal, interest and prepayments. Additionally the Company’s obligation to Leonite Capital was reduced by $100,000.00. Further, Leonite has agreed to waive the variable price option for the conversion of the notes and to remain only with the fixed price conversion and allowed the company to cancel a portion of the common shares available to them in the conversion.

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

None.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

19

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

20

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: March 23, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer

21

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

** To be filed by Amendment.

22