Form 10-K
period 2021-04-30
Green Stream Holdings Inc.
filed 2021-09-07
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2021

GREEN STREAM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Wyoming	000-53279	20-1144153
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

201 E. Fifth Street, Suite 100
Sheridan, WY 82801
(Address of Principal Executive Office) (Zip Code)

(424) 280-4096

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

As of October 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.2 million based on the closing sales price of $0.05 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. As of August 13, 2021 there were approximately 107,890,391 shares of the registrant’s common stock outstanding.

PART I

Item 1.	Business.

Green Stream Holdings Inc. (the “Company”) is a provider of next-generation solar energy solutions to underrepresented and/or growing market segments. The Company is currently targeting high-growth solar market segments for its advanced solar power generation systems (“solar systems”), operating in multiple markets and is prepared for conducting business in several industry-friendly locations including California, Nevada, Arizona, Washington, New York, New Jersey, Massachusetts, New Mexico, Colorado, Hawaii, and Canada. Our business office is located at 201 E. Fifth Street, Suite 100, Sheridan, Wyoming 82801.

The Company was originally incorporated on April 12, 2004, in the State of Nevada under the name of Ford-Spoleti Holdings, Inc. On June 4, 2009, the Company merged with Eagle Oil Holding Company, a Nevada corporation, and the surviving entity, the Company, changed its name to “Eagle Oil Holding Company, Inc.” On April 25, 2019, the Company entered into an Acquisition and Merger Agreement between the Company and Green Stream Finance, Inc., and following the merger contemplated by such agreement the Company commenced its current operations (the “Reorganization”) and changed its name to “Green Stream Holdings Inc.” Effective September 25, 2019, the Company elected to convert the Company from Nevada corporation to Wyoming corporation. On December 13, 2019, the Company amended its articles of incorporation to increase its authorized capital stock to 10,000,000,000 shares of common stock, par value of $0.001 per share and 12,000,000 shares shall be shares of preferred stock, par value of $0.001 per share.

The Company’s common stock is currently quoted on the OTC Markets under the symbol “GSFI.”.

Recent Developments

On December 28, 2020, the Company’s Board of Directors unanimously elected to remove Richard Rogers as a member of the Board of Directors.

On November 9, 2020, the Company was advised that Madeleine Cammarata had assigned the 600,000 shares of the Registrant’s Series B Preferred Stock (the “Shares”) to We Work Revocable Trust in connection with Ms. Cammarata’s succession plan due to her compromised health conditions. The assignment of the Shares, which have the right to vote in the aggregate, on all shareholder matters, votes equal to 99% of the total shareholder vote on any and all matters which shareholder have the right to vote on, represented a change in control of the Company.

Also on November 9, 2020, Ms. Cammarata resigned as a member of the Board of Directors and as the Company’s Chief Executive Officer. In connection with her resignation, the Company appointed Eric Fain as a member of the Board of Directors and as Interim Chief Executive Officer. The Company was advised that Ms. Cammarata subsequently passed away.

On January 28, 2021, Eric Fain resigned as a member of the Board of Directors and as the Registrant’s Interim Chief Executive Officer. To fill the vacancy resulting in Mr. Fain’s resignation, the Registrant’s Board of Directors appointed James C. DiPrima as a member of the Board of Directors and as Chief Executive Officer.

On February 16, 2021, the Company repaid its Convertible Promissory Notes in favor of Geneva Roth Remark Holdings, Inc., dated October 8, 2020, December 22, 2020 and January 11, 2021, for $181, 923.63 in full satisfaction of these notes, so that the Company has no further obligations to pay, issue securities to, or otherwise with respect to Geneva Roth Remark Holdings, Inc. under these notes.

On February 18, 2021, the Company repaid its Convertible Promissory Note in principal amount of $100,000 in favor of EMA Financial, LLC, dated November 5, 2020, for $133,775.34 in full satisfaction of this note, so that the Company has no further obligations to pay, issue securities to, or otherwise with respect to EMA Financial, LLC under this note.

On February 24, 2021, the Company repaid its Convertible Promissory Note in principal amount of $100,000 in favor of Quick Capital, LLC, dated September 22, 2020, for $106,000, plus a prepayment fee of $27,200 and an additional $20,000, or a total of $147,200 in full satisfaction of this note, so the Company has no further obligations to pay, issue securities to, or otherwise with respect to Quick Capital, LLC under this note.

Business Overview

Green Stream Finance, Inc., a Wyoming corporation was incorporated in 2016, and has offices in New York City. The Company is focused on providing access to solar energy to energy consumers. The Company is currently operating in multiple markets and is prepared for conducting business in several industry-friendly locations including California, Nevada, Arizona, Washington, New York, New Jersey, Massachusetts, New Mexico, Colorado, Hawaii, and Canada.

Green Stream Finance, Inc. is a marketer and contractor of solar systems to underrepresented and/or growing market segments to homeowners, landowners, commercial building owners in the United States.

Since the Reorganization, the Company has been involved primarily in organizational activities as a marketer of solar systems. The Company has not yet generated any revenues from these activities. The Company has developed relationships with selective world-class designers and manufacturers of solar power solutions, such as the famed architect Anthony Morali of Renewable Energy Development LLC (“RED”), a leading expert in solar infrastructure design. The Company hopes to leverage these relationships to offer the unique solar energy solutions provided by RED and others to the Company’s customers. The Company currently has no manufacturing or installation capabilities and will rely upon third-parties like RED to design, manufacture, and install our solar systems.

The Company will be relying on both Renewable Energy Development (RED) and Amergy Solar for the development, design and construction of its projects. The Company anticipates retaining RED for solar designs and the local building and electrical permitting where geographically permissible. As set forth in the Letter Agreement, the Company will use Amergy Solar to provide the engineering, procurement and construction work for the projects indicated in the letter agreement and the Registration Statement including the New York State Energy Research and Development and utility interconnection applications.

It is anticipated that when projects commence, both RED and Amergy will each be paid an initial payment upon execution of an agreement for a particular project. It is also expected that both RED and Amergy will be paid on a project-by-project basis in installments as they complete various phases of the project and reach applicable milestones within respective agreements.

For example, we anticipate paying Amergy an initial payment of $25,000 when we enter into an agreement for a specific project and then an additional installment of approximately $65,000 for materials and to begin mobilization. As with any construction job, other amounts will be required to be paid based on the size and complexity of the project. Similarly, the amounts we anticipate having to pay RED will likely change on a project by project basis based on the size and wattage of the particular project.

However, we have not yet entered into any specific agreements for projects with either RED or Amergy and we therefore cannot predict exactly what such terms will be.

Solar Systems

The Company intends to generate initial revenue by arranging for the design, installation, operation, maintenance, repair and replacement of solar systems on the top of buildings pursuant to leases it has entered into with the owners of these properties, which leases are discussed in “Plan of Operations” (the Solar Leases). We currently rely on RED and other vendors for the design, manufacture and installation of the solar systems we market and sell. These vendors will be paid on a project by project basis for the design, materials, manufacturing and installation of each solar system. We will be required to pay for the products and services needed to build these systems before their completion and before these systems will be able to produce electricity, and before we will be able to generate revenues from the sale of that electricity to electric utility companies or customers. Once these solar systems have commenced operations, and depending on the regulatory regime, electric utility policies and other circumstances of the areas in which a solar system is built, the Company will then market net metering agreements under which the electricity generated by the system is sold to the customer’s local utility company.

Community Solar

“Community Solar” is a collection of solar panels in a publicly shared space that generates electricity from the sun.

These panels are placed near homes and in neighborhoods where they can provide maximum benefit to people who typically may not have the ability to use solar power.

We endeavor to make the move to solar energy simple for our customers by identifying quality product manufacturers and installers and arranging the financing, design, permitting, construction and maintenance of our energy solutions. We work with a group of contractors who design, procure, permit, install, and interconnect a suitable solar energy solution to the utility grid, simplifying the installation of solar systems. Although we have engaged third-party manufacturers for production and distribution logistics, we will be the party who communicates with the customers throughout the entire period of services of our energy solutions.

The Company’s strategy to increase sales will be to offer fundamentally unique solar power systems, including those designed by RED or other comparable designers, and to introduce a highly customizable and personalized approach to after-sales customer service through a unique type of contractual relationship with its customers.

During the next six months it is the Company’s plan to:

●	Raise capital to build more solar systems and increase its marketing of Community Solar projects.

●	Initiate aggressive online and offline marketing campaigns to build our brand, market awareness, and recognition.

●	Increase sales via increased advertising and marketing campaigns.

●	Hire additional key employees to help strengthen the Company.

We plan to work with (i) private homeowners, (ii) local roofing companies, (iii) solar installation companies, (iv) custom homebuilders, (v) mass-market homebuilders and (vi) and commercial building and multi-unit residential owners. Our target market is commercial building and property owners in New York and New Jersey. To date, we currently have four (4) Solar Leases with commercial property owners in New York and New Jersey, and, assuming we are able to obtain adequate financing, we expect to complete these systems. As of the date of this registration statement, the Company was actively seeking to develop the following four (4) leases: 111 Station Road, Bellport, New York; 607 Station Road, Bellport, New York; and 8012 Tonneli Ave, North Bergen, New Jersey.

Description of Products and Services

Green Stream endeavors to provide solar energy solutions to underrepresented and/or growing market segments that seek renewable energy solutions but don’t have direct access to them. We plan to first develop solar power generation systems (“solar systems”) at the locations that are the subject of the Solar Leases, and then market net metering agreements or community solar solutions to customers nearby, depending on the regulatory regime, electric utility policies and other circumstances of the areas in which a solar system is built.

The Company believes that its revenues in key regions will be derived directly from agreements that lease solar systems that we arrange the building of to our customers. Pursuant to these agreements, the Company, owns, operates, and maintains the solar system, and a host customer agrees to site the system on its property. The Company will then attempt to enter into net metering agreements to sell electric output from the solar services provider for a predetermined period (usually twenty-five years) to the host’s local utility. This financial arrangement allows the host customer to receive stable and low-cost electricity, while the solar services provider or another party acquires valuable financial benefits, such as tax credits and income generated from the sale of electricity. The Company would be responsible for the development, design, and the administration of the project, obtaining permits, financing, and managing the solar system, and well as its installation and maintenance.

The Company does not expect to enter into agreements for the design, construction or installation of any solar facilities until it has obtained all necessary approvals for the installation of the system from local authorities and entered into a net metering agreement with the applicable utility. Moreover, pursuant to the terms of the Company’s existing leases, the Company is similarly not required to pay rent to the owner until it begins generating revenue through a net metering agreement. If, however, the Company commences, or engages a contractor to commence, the development, construction or installation of a solar system prior to entering into a net metering agreement, there can be no assurance that the Company will be successful in entering into a net metering agreement following the facility’s completion and the Company may be required to seek alternative means to recoup the investment in the facility, such as a purchase power agreement, for example, of which there can be no assurance that the Company will be able to find such an arrangement or find one on terms that are favorable to the Company.

An interconnection agreement is generally required from the applicable local electricity utility to interconnect a solar energy system with the utility grid. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. We would prepare and submit these agreements on behalf of our customers to ensure compliance with interconnection rules. Under this business model, the host customer buys the services produced by our solar energy solutions rather than the solution itself.

We expect to function as the project coordinator, arranging the financing, design, permitting, and construction of the system. We plan to purchase the solar panels for the project from a PV manufacturer, who provides warranties for system equipment. The installers we initially plan to contract with will design the system, specify the appropriate system components, and may perform the follow-up maintenance over the life of the PV system. Although we may eventually develop an in-house team of installers, we currently do not have such a team. Once the construction agreement is signed, a typical installation is expected to be completed in three to six months.

Typical Project Timeline

We plan to offer investors the right to invest in the equity of specific projects and assign such investors federal and state tax benefits for which the system is eligible. For example, we expect to eventually form special purpose entities for each project with such equity investors to receive and distribute payments to the investors resulting from the system’s output and related tax benefits. The utility serving the host customer would provide an interconnection from the PV system to the grid and continue its electric service with the host customer to cover the periods during which the system is producing less than the host’s electric demand. Certain states have net metering requirements in place that provide a method of crediting customers who produce electricity on-site in excess of their own electricity consumption. In most states, the utility will credit excess electricity generated from the PV system, although the compensation varies significantly depending on state policies.

The Company plans to receive income from the sales of unused electricity to the applicable electric utility on a monthly basis, and the tax credits and incentives assigned to the Company (or the special purpose vehicle for the project). Typically, our solar power solutions are expected to produce enough energy to not only sufficiently supply the buildings but additionally to save and store enough energy to sell to utility companies. The Company is principally targeting the commercial solar space, a market space that provides significant and longer-term cash-producing assets.

Some of our projects will be dependent upon favorable tax treatment and incentives from state, local and federal sources. Should there be a decline in this type of government support it could affect our profits or make the use of our solar systems less desirable or cost effective. See Government Incentives and Policies, below.

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

The renewable energy market is growing with federal and particularly state, regulations passing and implementing bills around the nation for more renewable sources. California is taking the lead on sustainable energy with their passing of a Senate Bill (SB 350) that requires 50% of electricity to come from renewable sources by 2030. The enactment of SB 350 encourages the procurement of electricity from renewable sources, providing a market for solar systems in California.

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

For all of 2017, non-residential PV was the only segment expected to grow on an annual basis. The segment’s growth comes from projects rushing to install before rate and incentive structures change in select markets, along with the continued emergence of business and community solar, which is on track to grow by more than 50% year-over-year. According to market segment data from SEIA, installed capacity of utility-scale PV projects grew from 58 MW in 2009 to 53 GW at the end of 2017. Utility-scale solar (plants with a capacity of at least one megawatt) comprise about 2% of all utility-scale electric generating capacity and 0.9 % of utility-scale generation. The first utility-scale solar plants were installed in the mid-1980s, but more than half of the currently operating utility-scale solar capacity came online since 2015.

Community solar energy incentives coupled with exorbitant electricity costs have generated a rapidly growing community solar market. The Company is targeting multiple high revenue verticals within the expanding solar energy markets, including but not limited to the rapidly increasing community solar space. For instance, in New York City, where building owners pay some of the highest electricity prices, the Company hopes to rent 50,000 to 100,000 square feet of rooftop space in the near future and to contract with vendors to install solar systems providing the option of renewable solar power to local customers.

Plan of Operation

The Company plans to continue to marketing its renewable energy generation systems, focusing on solar resources, as a replacement of fossil fuel energy generation equipment. The Company intends to do this by serving as the administrator of solar system installations to be provided by the Company’s vendors, and a coordinating agent for leasing arrangements relating to those systems. In the next twelve months we intend to focus on projects in the $50,000 to $5,000,000 range. GSFI will provide financing for those projects through investment of its own funds, management of project-specific investor funds, and leasing of solar energy equipment and components. As of the date of this registration statement, we have entered into four (4) active Solar Roof Leases in the New York and New Jersey metropolitan area, each for a term of twenty-five (25) years at $2,000 per month with annual increases of 2%. As of the date of this registration statement, the Company was actively seeking to develop solar systems at the locations subject to all four (4) of those leases. The leases will not commence until the Company has arranged for the commencement of construction of a solar system at the site. The construction of each solar system will cost the Company approximately $60,000 to $2,000,000 to build depending on the specifications of the system and any applicable tax credits. The property owner does not have the option to purchase the equipment following the termination or expiration of the lease and it will remain the property of the Company.

Pursuant to the terms of the Solar Leases, the Company agreed to lease space from each of the property owners for the siting, installation, inspection, operation, maintenance, and repair of solar systems on each of the sites. Each lease is for a term of twenty-five (25) years for a monthly rental amount of $2,000 payable upon commencement of net metering of commercial revenue generation. The leases are not automatically renewable by either party. None of the Solar Leases provide a deadline for completion of, or a penalty for failure to build an operational solar system at the locations subject to the Solar Leases. Once a solar system has become operational at a Solar Lease location, the Company will receive payment from the sale of the electricity it generates to the local electric utility, and any corresponding tax credits and other incentives. The Company may then also enter a PPA with the lessor of the location in order to sell electricity generated by the system to the lessor, or make electricity from the system available to the many potential customers of a community solar project.  The Company is responsible for developing, installing and designing each solar facility and is the owner of the solar equipment. The Company has the right to terminate the Lease at any time without notice to the property owner. Following the expiration or termination of the lease, the Company will be required to decommission, dismantle and remove the solar system and all other installations and to return the property to its condition before the commencement of the lease.

Timetable for Solar System Installations

Project	Anticipated Completion Date	Anticipated Cost	Anticipated Developer
8012 Tonneli Ave, N. Bergen, NJ	March 2022	Pending**	Amergy
11 Station Road, Bellport, NY	April 2022	Pending**	Amergy
607 Station Road Bellport NY	May 2022	Pending**	Amergy
747 Main Street, New Rochelle, NY	May 2022	Pending**	Amergy

* Reflects estimates based on future conditions. Actual dates, costs and related may vary.

** Pending: the Company has not yet fully/sufficiently evaluated the project to make an estimate.

If the Company is able to raise sufficient funds, it hopes to enter into larger leases for larger projects to increase its revenue streams. We currently lack the funding to begin and complete the construction of one or all of these projects. To effectively fund our business plan, we will need to raise additional capital and/or obtain vendor financing for the equipment we intend to purchase. We have historically raised operating capital through the sale of our securities or debt. However, there can be no assurance that the Company will be able to raise sufficient capital on terms acceptable to the Company to complete any or all of these projects.

During the third quarter of 2021, we will require approximately $5 million for the design, construction and installment of the Company’s first four solar facility projects.

During the third quarter of 2021, providing the Company can complete one or more solar systems at locations under the Solar Leases, the Company expects to commence revenue generating operations. If four or more such solar systems are operational, it is anticipated that revenues from the resale of electricity to the applicable utilities will generate approximately $50,000 to $60,000 per quarter based on our projections of the amount of power these systems will generate, and the current amounts the applicable electric utilities will pay for electricity generated using solar power.

Thereafter, in the first quarter of 2022, providing the Company has generated revenue generating operations, the Company anticipates it will be profitable within the quarter. The Company will continue to seek additional candidates for leases of the solar systems it markets and intends to sell and anticipates it will be required to raise additional capital through the sale of its securities or debt. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

In the second quarter of 2022, providing the Company has commenced revenue generating operations, the Company anticipates it will be profitable within the quarter. The Company will continue to secure permits for the leasing candidates acquired in the previous quarters as well as seek additional candidates for leases of the solar systems it markets and intends to sell. The Company anticipates it will be required to raise additional capital through the sale of its securities or debt. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

Anticipated Milestones

The Company anticipates completing projects it has already started, and potentially expand with new leases and projects, possibly in new states, as described in the table below.

Milestone	Anticipated Commencement Date	Completion Date	Categories of Expenditures
8012 Tonneli Ave, N. Bergen NJ	November 2021	March 2022	Contractors, equipment, transportation, developer
11 Station Road Bellport NY	December 2021	April 2022	Contractors, equipment, transportation, developer
607 Station Road Bellport NY	January 2022	May 2022	Contractors, equipment, transportation, developer
747 Main Street, New Rochelle NY	January 2022	May 2022	Contractors, equipment, transportation, developer
Expansion New State	Efforts Expected to Start 3rd Quarter 2021	Third Quarter 2022	Marketing, Travel, Consultants,
Expansion 2nd New State	Efforts Expected to Start 4th Quarter 2021	Fourth Quarter 2022	Marketing, Travel, Consultants,

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of the completion of each solar system, conditions in the markets for the services required to complete solar systems, changes in or revisions to our marketing strategies, as well as any applicable legal or regulatory changes which may occur.

If we are unable to raise the net proceeds from our Regulation A Offering or other financing activities that we believe are needed to fund our business plan, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to complete existing solar system projects or initiate new ones, or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of the offering.

If management is unable to implement its proposed business plan or employ alternative financing strategies, it does not presently have any alternative proposals.

We cannot assure you that our solar systems will be completed in a timely manner or at all, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease our operations.

Liquidity and Capital Resources.

At April 30, 2021, the Company had $69,081 of cash and net working capital was ($736,924) as compared with $14,727 in cash and net working capital of ($577,062) at April 30, 2020 an increase of ($159,862).

In 2021, funds used by the net loss of ($3,892,896) included: expenditures for legal and professional fees. Funds were provided by the sale of the Company’s equity and debt securities. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion.

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations. Management believes that the results of the management plan, the Company’s existing resources and access to the capital markets will permit us to fund planned operations and expenditures. We believe that we will need to raise additional capital by way of equity, debt, debentures, or other methods, to support our anticipated operational expenses. Management is cautiously optimistic, however, that it will be able to generate the funding required to fund operations through the end of the year. However, there can be no assurance that the Company will be able to raise sufficient capital on terms acceptable to the Company to complete any or all of these projects.

Key Suppliers and Contractors

We have established a relationship with Renewable Energy Development LLC (“RED”), headed by Anthony Morali of Morali Architects, and plan to work with RED to design, manufacture, and install the solar panels and complete other relevant services needed to complete our solar systems. RED is an independent contractors who performs services when requested by the Company. The loss of any of our vendors, and particularly RED, since we are marketing the solutions and designs it provides, would have serious negative effects on our business, since it would take time for us to establish relationships with new contractors and suppliers with similar expertise.

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

The Company anticipates that the following factors will give us a competitive advantage because we expect to become a technology company insulated by patents creating a barrier to competition, as well as a company selling a product with brand recognition and expect the customers to select the Company because:

●	We offer unique innovative products.

●	We offer a flexible menu of product financing options and types of agreements.

●	We are located in the states where utility costs are high and/or incentives for solar energy systems are available, therefore, offering an attractive alternative to conventional power sources.

Employees

The Company has no full-time employees.

Patents and Trademarks

The Company holds no patents, nor at this time, has any patent pending.

The company relies on a combination of trade secrets and contractual protections to establish and protect its intellectual proprietary rights. It may rely on patents held by its partners with whom it has contractual relationships.

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

Environmental Regulations

The Company does not have any plans to manufacture the products it intends to market, sell and install. The manufacturers of these products may use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in its research and development, manufacturing, and construction activities. These companies will likely be subject to a variety of federal, state, and local governmental laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. If these companies do not comply with these regulations and are unable to manufacture the products we intend to market and sell, we may be adversely effected if we are unable to obtain replacement manufacturers and products which may be costly and may have a material adverse effect on our business and results of operations.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

The recent COVID-19 pandemic may adversely affect our business, and ability to file timely and accurate financial information.

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Because we are in the development stage, the complete impact on our business from the recent outbreak of the COVID-19 coronavirus is unknown at this time and difficult to predict, various aspects of our business are being adversely affected by it and may continue to be adversely affected.

Our ability to start projects and raise funding could be adversely impacted by COVID-19 and the stay at home orders of certain states and localities/

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

The United States and countries worldwide have recently experienced a period of declining economies and turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war, in general, could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar power systems. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If economic recovery is slowed as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

If there is a shortage of components and/or key components rise significantly in price that may constrain our revenue growth.

The market for photovoltaic installations has continued to grow despite worldwide financial and economic issues. The introduction of significant production capacity has continued and has increased supply and reduced the cost of solar panels. If demand increases and supply contracts, the resulting likely price increase could adversely affect sales and profitability. As demand for solar panels may increase with an economic recovery, demand and pricing for solar modules could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

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

Our success depends, in part, on the quality and safety of the services we market and sell.

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

The Company has partnered with Anthony Morali of Renewable Energy Development LLC (“RED”), a leading expert in solar infrastructure design as the Company’s management does not have specific experience in the installation and design of solar systems. Should the Company not be able to maintain these relationships it would have a significant impact on our ability to continue with our business plan.

Our ability to market and sell solar systems to customers is unproven.

Our business depends in large part on our ability to market and sell or lease solar systems. Initially, we plan to have Renewable Energy Development, LLC to design, manufacture and install the solar systems to our customers. Our ability market and sell the solar systems, are and will be subject to risks, including with respect to:

•	our ability to secure necessary funding;
•	our ability to negotiate and execute definitive agreements with our various suppliers for hardware, or services necessary to design or manufacture the solar systems we intend to market and sell;
•	compliance with environmental, safety, and similar regulations;
•	delays by us in delivering final component designs to our suppliers;
•	quality controls that prove to be ineffective or inefficient;
•	delays or disruptions in our supply chain including raw material supplies; and
•	our ability to maintain arrangements on reasonable terms with its manufacturing partners and suppliers, engineering service providers, delivery partners, and after sales service providers.

To date, we have limited experience, as a company, marketing and selling or leasing our solar systems and therefore cannot assure you that we will be able to make sales on a level significant enough to be profitable or to meet customer expectations. Any failure to do so within our projected costs and timelines would have a material adverse effect on our business, prospects, operating results and financial condition.

We require additional capital to develop our business.

The development of our services will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2020 and 2021 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products and services. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through a subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

If all of the Series B Convertible Preferred Stock is converted at the current conversion rate, an additional 600,000,000,000 shares of common stock could be issued to the holder thereof (i.e. more than the current number of authorized shares). This could cause you to suffer immediate and significant dilution such that the percentage of shares held by current shareholders after full conversion of the 600,000 Series B Convertible Preferred stock would be less than 0.1%.

Our liability insurance may not be adequate in a catastrophic situation.

We do not currently maintain property damage insurance or product liability insurance. Material damage to, or the loss to our facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to the Company.

The services we intend to sell to customers may not gain market acceptance, which would prevent us from achieving sales and market share.

The market for solar power is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors may influence the widespread adoption of solar power technology and demand for solar power, including:

●	Performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

●	Cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;

●	Success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators, and large-scale solar thermal technologies;

●	Fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

●	Increases or decreases in the prices of oil, coal and natural gas;

●	Capital expenditures by customers, who tend to decrease when domestic or foreign economies slow; and

●	Continued deregulation of the electric power industry and broader energy industry.

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

We rely on a limited number of third-party suppliers to provide the components used in our solar energy systems. We also rely on key vendors to provide internal and external services which are critical to our operations, including installation of solar energy systems, accounting and customer relationship management software, facilities and communications. The failure of our suppliers and vendors to supply us with products and services in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules, limit our ability to operate and harm our financial results. If any of our suppliers or vendors were to fail to supply our needs on a timely basis or to cease providing us key components or services we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply. If this were to occur, our business would be harmed.

The installation and ongoing operation of solar energy systems involves significant safety risks.

Solar energy systems generate electricity, which is inherently dangerous. Installation of these systems also involves the risk of fire, personal injuries occurring at the job site and other risks typical of construction projects. Although we take many steps to assure the safe installation and operation of our solar energy systems, and maintain insurance against such liabilities, we may nevertheless be exposed to significant losses arising from personal injuries or property damage arising from our projects.

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

Our business is or may become subject to numerous federal and state laws and regulations. The installation of solar energy systems performed by us is subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, utility interconnection requirements, and other rules and regulations. The financing transactions the Company are subject to numerous consumer credit and financing regulations. The consumer protection laws, among other things:

●	require us to obtain and maintain licenses and qualifications;

●	limit certain interest rates, fees and other charges we are allowed to charge;

●	limit or prescribe certain terms of the loans to our customers; and

●	require specific disclosures and the use of special contract forms.

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

Solar energy competes with all other forms of energy, including, particularly local utility companies, whose pricing structure effectively determines the market for solar energy. If consumers, whether residential or commercial, believe that they are paying and will continue to pay too much for electricity from a local utility company, they may consider other alternatives, including alternative providers of electricity from local utility companies as well as forms of renewable energy. If they are in a location where, because of the climate and geography, solar energy is a possibility, they may consider solar energy as an alternative, provided they are satisfied that they will receive net savings in their cost of electricity and their system will provide them with a constant source of energy. Further, although some customers may purchase a solar energy system because of environmental considerations, we believe that the cost of electricity is the crucial factor that influences the decision of a user, particularly a commercial user, to elect to use solar energy.

RISKS RELATED TO OUR BUSINESS

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

●	seasonal consumer demand for our products;

●	discretionary spending habits;

●	changes in pricing in, or the availability of supply in, the used powerboat market;

●	variations in the timing and volume of our sales;

●	the timing of our expenditures in anticipation of future sales;

●	sales promotions by us and our competitors;

●	changes in competitive and economic conditions generally;

●	consumer preferences and competition for consumers’ leisure time; and

●	changes in the cost or availability of our labor.

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

We have a limited operating history with our current business line and have been involved primarily in organizational matters. We have also generated no revenues in this line to date. Consequently, our operations are subject to all the risks inherent in the establishment of new business lines in industries within which we are not necessarily familiar. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this prospectus. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history in our current business lines or operated in a more predictable market.

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

Conflict of Interest

The Company is subject to various potential and actual conflicts of interest arising out of its relationship with its Chief Executive and Financial Officer and/or affiliates of the Company: transactions with affiliates of the Chief Executive and Financial Officer of the Company and/or such other persons and entities; the payment of substantial sums from the proceeds of this offering to such affiliates; and, competition for the time and services of the Chief Executive and Financial Officer, agents, employees, and affiliates with other projects or businesses that they run.

Dealings with the Company

The Chief Executive and Financial Officer controls the business and affairs of the Company. Consequently, the Chief Executive and Financial Officer will be able to control his own compensation and to approve dealings, if any, by the Company with other entities with which he is also involved. Furthermore, the Chief Executive and Financial Officer controls the majority of the voting power in the Company. Although the Chief Executive and Financial Officer intends to act fairly and in full compliance with his fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Company than it could have obtained had it been dealing with unrelated persons.

We operate in a highly competitive industry and potential competitors could duplicate our business model.

We are involved in a highly competitive industry where we compete with numerous other companies who offer products and services similar to those we offer. Although some aspects of our business may be protected by intellectual property laws (patent protection, trade secret protection, copyrights, trademarks, etc.), we own no patents and potential competitors will likely attempt to duplicate our business model. Some of our potential competitors may have significantly greater resources than we have, which may make it difficult for us to compete. There can be no assurance that we will be able to successfully compete against these other entities. Additionally, our contractors are not subjected to an exclusive contractual relationship with the Company.

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

Dealings with the Company

The Company’s Chief Executive and Financial Officer controls the business and affairs of the Company. Consequently, the he will be able to control his own compensation and to approve dealings, if any, by the Company with other entities with which he is also involved. Furthermore, the Chief Executive and Financial Officer controls the majority of the voting power in the Company. Although the President intends to act fairly and in full compliance with his fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Company than it could have obtained had it been dealing with unrelated persons.

Because our Chief Executive Officer, Chief Financial Officer and Director, controls 99% of the voting power of the outstanding capital stock, he will effectively control the Company, which in turn could decrease the price and marketability of the shares

Mr. DiPrima holds voting control over the 600,000 shares of Series B Convertible Preferred Stock held by the We Work Revocable Trust. The Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 99% of the total shareholder vote on any and all shareholder matters. As a result, Mr. DiPrima will have the ability to control the Company as follows:

•	elect or defeat the election of our Directors;
•	amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote

Moreover, because of the significant voting position controlled by our insider, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by Mr. DiPrima. Management’s stock voting position may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company; this could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Limitation of Liability of the Company’s Officers and Directors

To the maximum extent allowed by law, the Company’s Officers and Directors will have limited liability for breach of fiduciary duty and for (i) any breach of the duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law; or (iii) any transactions from which the President and its Affiliates derived an improper personal benefit.

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

Since the Reorganization, we have been involved primarily in organizational activities and have no reviews to date. Since we have a limited operating history following the implementation of the current business plan, it is difficult for potential investors to evaluate our business. We expect that we will continue to need to raise additional capital in order to fund our operations. There can be no assurance that such additional capital will be available to us on favorable terms or at all. There can be no assurance that we will be profitable.

Our auditors have indicated doubt about our ability to continue as a going concern.

Our auditors have expressed doubt about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability due to the competitive and evolving nature of the industries in which we operate. Our failure to sustain profitability could adversely affect the Company’s business, including our ability to raise additional funds.

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

Our success depends on our ability to attract and retain the services of executive officers, senior officers, and community managers. There is substantial competition for qualified personnel in the niche area of solar system design, manufacturing, and sales, and the loss of our key personnel could have an adverse effect on us. Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel. The loss of services of senior management and solar-panel design team which we may hire, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, and industry participants, which could negatively affect our financial condition, results of operations and cash flow.

The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our Articles of Incorporation, bylaws and by Wyoming Law.

There are provisions in our Articles of Incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

Our Articles of Incorporation authorize our board of directors to issue shares of preferred stock with such rights, preferences, and privileges as determined by the board, and therefore to authorize us to issue such shares of stock. We believe these Articles of Incorporation provisions will provide us with increased flexibility in structuring possible future financings. The additional classes or series will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.

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

Our Solar systems are a relatively new service that exposes us to many new risks and uncertainties.

Our business model currently focuses on marketing and selling solar systems. Developing a new service under a new brand with solar technology exposes us to many risks and uncertainties that are new to our business. We have limited experience in the design, manufacture, marketing, distribution and sale of these services and rely on third parties to do so. Our ability to be successful with our services will depend on a number of factors, including whether:

●	We can achieve and maintain customer acceptance of our new services;

●	We can rapidly develop and successfully introduce our services in response to changing customer preferences;

●	We can maintain an adequate level of service quality over numerous solar systems, which must be designed, manufactured and introduced rapidly to keep pace with changing customer preferences and competitive factors;

●	We can successfully manage our third-party contract designers and manufacturers located outside and/or inside the U.S. on whom we are heavily dependent for the production of our solar systems; and,

●	We can successfully distribute our services through distributors, wholesalers, internet retailers and traditional retailers (many of whom distribute products from competing manufacturers) on whom we are heavily dependent.

Our intellectual property rights or our means of enforcing those rights may be inadequate to protect our business, which may result in the unauthorized use of our products or reduced sales or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our intellectual property rights and proprietary technology, including any new brands that we develop. We attempt to protect our intellectual property rights, primarily in the United States, through a combination of patent, trade secret and other intellectual property laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign patent and other laws concerning intellectual property rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights, for any reason, could have a materially adverse effect on our business, results of operations and financial condition. Further, any patents issued in connection with our business may not be broad enough to protect all of the potential uses of our technology.

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

There has not been any broad public market for our common stock, and an active trading market may not develop or be sustained. The trading volume of our Common Stock may be and has been limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market price and trading volume of our common stock may be volatile.

Even if an active trading market develops for our common stock, the trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated variations in our quarterly operating results or dividends;

●	changes in our funds from operations or income estimates;

●	publication of research reports about us or solar energy industry;

●	changes in market valuations of similar companies;

●	adverse market reaction to any additional debt we incur in the future;

●	additions or departures of key management personnel;

●	actions by institutional stockholders;

●	speculation in the press or investment community;

●	the realization of any of the other risk factors presented in this registration statement;

●	the extent of investor interest in our securities;

●	investor confidence in the stock and bond markets, generally;

●	changes in tax laws;

●	future equity issuances;

●	failure to meet income estimates; and

●	general market and economic conditions.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases the premises located at 60 East 42nd Street, Suite 4600, New York, NY 10165 on a month to month basis at the rate of $600 per month.

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

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of August 13, 2021 there were approximately 342 holders of record of our common stock.

Dividends. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant. On December 15, 2020, Green Stream Holdings, Inc. (the “Company”) announced that its board of directors declared a stock dividend of one (1) share of the Company’s common stock for each one hundred (100) shares of held on January 1, 2021 (the “Record Date”). On March 26, 2021, the Board of Directors of Green Stream Holdings, Inc. (the “Company”) authorized a stock dividend of one (1) share of the Company’s common stock, par value $0.001 par value (the “Common Stock”), for each one hundred (100) shares of Common Stock held on May 1, 2021 (the “Record Date”).

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

Sales of Unregistered Securities for the year ended April 30, 2021.

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

The Company has yet to generate revenue from its operations during the fiscal year ended April 30, 2021 and it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it must: 1. Continue to raise through capital infusions, either by means of equity or debt offerings, a minimum of $1 million and up to $5 million; or 2. Continue to secure license and development agreements that provide up-front fees or guaranteed, royalties, in a minimum amount of $1 million and up to $5 million. . The Company has prepared filings with the Securities and Exchange Commission to become a fully reporting registrant under the Securities and Exchange Act of 1934, as amended. Management believes that this action will allow the Company to move its common stock to a more stable market exchange, and provide greater transparency to the Company’s operations, both necessary steps towards attracting institutional investors. During the fiscal year ended April 30, 2020 Company also received purchase orders for multiple solar projects. The Company has secured two new Community Solar Project agreements (the "Agreement") with Cube Smart Self Storage of Hackensack, NJ ("Cube Smart"). The new locations are anticipated to produce an additional $6.6 million in revenues, that’s in addition to the previously announced $3.9 million totaling $9.9 million for the entire project over a period of 25 years. The Company incurred net losses for the years ended April 30, 2021 and 2020 of ($8,956,197) and ($256.348), respectively. Cumulative losses since inception are ($9,325,259). The Company has a working capital deficit at April 30, 2021 of $927,272. Despite the current private stock offerings and new contracts, there is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds to grow their underlying business. As explained above, the Company is currently raising working capital to fund its operations via private placements of common stock, and has ongoing and pending contracts that are expected to generate operating cash to support operations well into 2022. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital. The Company has substantial Commitments for Capital Expenditures. In 2021 the Company acquired $265,021 of property and equipment. It does not immediately anticipate a further purchase of facilities or significant equipment.

Results of Operations Year Ended April 30, 2021 Compared to Year Ended April 30, 2020

For the year ending April 30, 2021, the Company’s gross margin was 0% as a percentage of net sales as it was in 2020. Management does not place great weight on these gross profit results at this time, as sales revenue and cost of goods sold figures are in an early stage of developing and refinement.

Operating Expenses.

Operating Expenses incurred for the year ending April 30, 2021 were $8,369,327 compared to $251,476 for the year ending April 30, 2020, an increase of $8,117,851. The majority of the increase was due to additional general and administrative expenses reflective of the additional legal and accounting to move the Company toward being fully reporting. In 2021 the Company recognized a loss of $159,050 pursuant to converting debt into common stock. Income and Earnings per Share. The net loss for the year ending April 30, 2021 was ($8,369,327), compared to net loss of ($256,348) for the year ending April 30, 2020, a higher loss of $8,117,851. This variance is due to the factors outlined above. Net loss per weighted average share was ($0.06) for 2021 and ($0.0096) for 2020.

Liquidity and Capital Resources.

At April 30, 2021, net working capital was ($927,272) as compared with ($577,062) at April 30, 2020 a decrease of ($8,117,851). In 2021, funds used by the net loss of ($8,369,327) included: expenditures for legal and professional fees. Funds were provided by the sale of 95,611,247 shares of common. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term, and believes that it currently has cash reserves and cash commitments available to fund operations through the end of the year or longer.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements at this time.

Plan of Operations

The Company plans to continue to marketing its renewable energy generation systems, focusing on solar resources, as a replacement of fossil fuel energy generation equipment. The Company intends to do this by serving as the administrator of solar system installations to be provided by the Company’s vendors, and a coordinating agent for leasing arrangements relating to those systems. In the next twelve months we intend to focus on projects in the $50,000 to $5,000,000 range. GSFI will provide financing for those projects through investment of its own funds, management of project-specific investor funds, and leasing of solar energy equipment and components. As of the date of this registration statement, we are currently engaged if four (4) Solar Roof Leases in the New York and New Jersey metropolitan area, each for a term of twenty-five (25) years at $2,000 per month with annual increases of 2%. As of the date of this registration statement, the Company was actively seeking to develop solar systems at all the locations subject to our leases. The leases will not commence until the Company has arranged for the commencement of construction of a solar system at the site. The construction of each solar system will cost the Company approximately $60,000 to $2,000,000 to build depending on the specifications of the system and any applicable tax credits.

Pursuant to the terms of the Solar Leases, the Company agreed to lease space from each of the property owners for the siting, installation, inspection, operation, maintenance, and repair of solar systems on each of the sites. Each lease is for a term of twenty-five (25) years for a monthly rental amount of $2,000 payable upon commencement of net metering of commercial revenue generation. None of the Solar Leases provide a deadline for completion of, or a penalty for failure to build an operational solar system at the locations subject to the Solar Leases. Once a solar system has become operational at a Solar Lease location, the Company will receive payment from the sale of the electricity it generates to the local electric utility, and any corresponding tax credits and other incentives. The Company may then also enter a PPA with the lessor of the location in order to sell electricity generated by the system to the lessor, or make electricity from the system available to the many potential customers of a community solar project.  The Company is responsible for developing, installing and designing each solar facility and is the owner of the solar equipment and the property owner shall have the right to purchase the equipment after twenty (20) years. The Company has the right to terminate the Lease at any time without notice to the property owner. Following the expiration or termination of the lease, the Company will be required to decommission, dismantle and remove the solar system and all other installations and to return the property to its condition before the commencement of the lease.

Timetable for Solar System Installations

Project	Anticipated Completion Date	Anticipated Cost	Anticipated Developer
8012 Tonneli Ave, N. Bergen, NJ	November, 2021	Pending**	Amergy
11 Station Road, Bellport, NY	December, 2021	Pending**	Amergy
607 Station Road, Bellport, NY	January, 2022	Pending**	Amergy
747 Main Street, New Rochelle NY	January 2022	Pending**	Amergy

* Reflects estimates based on future conditions. Actual dates, costs and related may vary.

** Pending: the Company has not yet fully/sufficiently evaluated the project to make an estimate.

If the Company is able to raise sufficient funds, it hopes to enter into larger leases for larger projects to increase its revenue streams. To effectively fund our business plan, we will need to raise additional capital. However, there can be no assurance that the Company will be able to raise sufficient capital on terms acceptable to the Company to complete any or all of these projects.

During the first calendar quarter of 2021, we will require approximately $7 million of which approximately $2 million will be used to repay the Company’s currently outstanding convertible notes and approximately $5 million will be used for the design, construction and installment of the Company’s first four or five solar facility projects. During the first quarter of 2021 to date, the Company has repaid approximately $580,000 in convertible notes and the payment of then pending settlement amount.

During the second calendar quarter of 2021, providing the Company can complete one or more solar systems at locations under the Solar Leases, the Company expects to commence revenue generating operations. If four or more such solar systems are operational, it is anticipated that revenues from the resale of electricity to the applicable utilities will generate approximately $50,000 to $60,000 per quarter based on the projections we received from Amergy as to the amount of power these systems will generate, and the current amounts the applicable electric utilities will pay for electricity generated using solar power. However, there can be no assurance that these facilities will ever generate revenues or in the amounts we are anticipating.

Thereafter, in the third quarter of 2021, providing the Company has generated revenue generating operations, the Company anticipates it will be profitable within the quarter. The Company will continue to seek additional candidates for leases of the solar systems it markets and intends to sell and anticipates it will be required to raise additional capital through the sale of its securities or debt. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

Anticipated Milestones

The Company anticipates completing projects it has already started, and potentially expand with new leases and projects, possibly in new states, as described in the table below.

Milestone	Anticipated Commencement Date	Completion Date	Categories of Expenditures
8012 Tonneli Ave, N. Bergen NJ	November 2021	March 2022	Contractors, equipment, transportation, developer
11 Station Road Bellport NY	December 2021	April 2022	Contractors, equipment, transportation, developer
607 Station Road Bellport NY	January 2022	May 2022	Contractors, equipment, transportation, developer
747 Main Street, New Rochelle NY	January 2022	May 2022	Contractors, equipment, transportation, developer
Expansion New State	Efforts Expected to Start 3rd Quarter 2021	Third Quarter 2022	Marketing, Travel, Consultants,
Expansion 2nd New State	Efforts Expected to Start 4th Quarter 2021	Fourth Quarter 2022	Marketing, Travel, Consultants,

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of the completion of each solar system, conditions in the markets for the services required to complete solar systems, changes in or revisions to our marketing strategies, as well as any applicable legal or regulatory changes which may occur.

If we are unable to raise the net proceeds from our Regulation A Offering or other financing activities that we believe are needed to fund or business plan, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to complete existing solar system projects or initiate new ones, or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of the offering.

If management is unable to implement its proposed business plan or employ alternative financing strategies, it does not presently have any alternative proposals.

We cannot assure you that our solar systems will be completed in a timely manner or at all, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease our operations.

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

Consolidated Condensed Financial Statements

April 30, 2021 and April 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Stream Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Stream Holdings, Inc. (“the Company”) as of April 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years ended April 30, 2021 and 2020, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Slack & Company CPAs LLC

We have served as the Company’s auditor since 2020
September 3, 2021

Green Stream Holdings, Corp.

CONSOLIDATED BALANCE SHEETS

	April 30, 2021	April 30, 2020
ASSETS
Current Assets
Cash	$25	$14,727
Total Current Assets	25	14,727

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	1,135,615	915,654
Other Assets
Intangible asset, net of amortization (Note 4)	–	185,000

TOTAL ASSETS	$1,135,640	$1,115,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$89,448	$44,448
Other Current Liabilities	–	60,000
Accrued Interest Payable	10,872	4,872
Due to related party (Note 7)	225,077	141,569
Notes Payable (Note 8)	311,900	340,900
Convertible Notes Payable (Note 9)	290,000
Total Current Liabilities	927,297	591,789

TOTAL LIABILITIES	927,297	591,789

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at April 30, 2021 and at April 30, 2020 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at April 30, 2021 and at April 30, 2020 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at April 30, 2021 and at April 30, 2020 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 152,459,140 Issued and Outstanding at April 30, 2021 and 26,700,665 at April 30, 2020.	159,959	26,701

Additional paid-in-capital	9,372,230	864,540
Accumulated deficit	(9,325,259)	(369,062)
Total Stockholders’ Equity (Deficit)	208,343	523,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,135,640	$1,115,381

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended April 30,
	2021	2020
REVENUES:
Sales	$–	$–

TOTAL REVENUE	–	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:
Administrative expenses	355,678	40,405
Advertising	949,958	14,042
Depreciation	45,060	–
Insurance	30,670	13,059
Legal Fees	590,045	45,850
Professional Fees	1,066,797	81,290
Rent	137,444	8,559
Transfer Agent	46,590	–
Stock in lieu of services	4,898,745	–
Travel	248,340	48,271
Total Operating expenses	8,639,327	251,476

NET OPERATING INCOME/ LOSS	(8,369,327)	(251,476)

OTHER INCOME/EXPENSES:
Write off of Impaired assets	(185,000)
Prior Management Settlement	(183,000)	–
Finance and interest fees	(218,870)	(4,872)

NET INCOME (LOSS)	$(8,956,197)	$(256,348)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.00960)

Weighted Average Number of Common Shares Outstanding	159,959,140	26,700,655

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Twelve Months Ended April 30, 2021 and 2020

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931)	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	April 30, 2021	April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,074,672)	$(256,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization
Depreciation	45,060	–
Impairment expense	185,000	–
Shares issued for settlement	2,233	–
Shares issued for services	4,898,745	–
Discount amortization	55,000	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	6,000	4,872
Increase/(decrease) in other current liabilities	(60,000)	20,000
Increase/ (decrease) in accounts payable	45,000	38,496
Net cash used in operating activities	(3,779,159)	(192,980)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	265,021	–
Net cash provided by (used in) investing activities	(265,021)	–
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	83,508	114,807
Proceeds from Notes Payable	465,000	92,900
Proceeds from sale of stock	3,710,970
Principal payments on convertible debt	(230,000)
Net cash provided by (used in) financing activities	4,0,29,478	207,707
Net increase (decrease) in cash and cash equivalents	(14,702)	14,727
Cash and cash equivalents - beginning of period	14,727	0
Cash and cash equivalents - end of period	$25	$14,727

NON CASH TRANSACTIONS
Shares issued from liabilities	$29,000	$–
Stock Dividend	$724	$–
Issuance of Common shares to Prior Management for settlement of Convertible Series B Preferred Shares	$–	$266,665
Acquisition of assets through the assumption of debt	$–	$1,100,654
Conversion of Preferred stock in lieu Common stock purchase	$–	$11,000,000

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 and 2020

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $949,958 and $14,042 for the twelve months ended April 30, 2021 and 2020, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to April 30, 2021 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2021 the Company had a loss from operations, for the twelve months ended, of $3,892,896, and an accumulated deficit of $4,261,958 and negative working capital of $736,924. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2021 and April 30, 2020 consists of the following:

	April 30, 2021	April 30, 2020

Furniture and Fixtures	$1,180,675	$915,654
Less: Accumulated Depreciation	(45,060)	–
Net Property and Equipment	$1,135,615	$915,654

Depreciation expense for the year ended April 30, 2021 was $45,060 and $0 for April 30, 2020 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at April 30, 2021 and April 30, 2020 consists of the following:

	April 30, 2021	April 30, 2020

Intangible Assets	$185,000	$185,000
Less: Accumulated Amortization	–	–
Less: Impairment	(185,000)	–
Net Intangible Assets	$–	$185,000

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects.  At April 30, 2021, the Company has determined that the intangible asset should be fully impaired as of April 30, 2021.

NOTE 5 –STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of April 30, 2021, we had 152,459,140 shares of Common Stock and of:

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended April 30, 2021 and 2020 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	April 30, 2021	April 30, 2020

Loss before income tax benefit	$4,074,672	$256,348
Expected income tax benefit	(1,498,636)	(94,283)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$1,498,636	$94,283
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $4,261,958 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $4,261,958 total $1,526,063 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2021. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2021 and 2021 a Company shareholder had advanced $268,203 and $3000 respectively of personal funds. As of April 30, 2021 and 2020 the Company owed the shareholder $225,077 and $141,569 respectively.

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

The following schedule is Notes Payable at April 30, 20210 and April 30, 2020:

Description	April 30, 2021	April 30, 2020

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	$40,000	$40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Note payable to GPL Ventures due March 8, 2020; interest at 10%	25,000	25,000

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note payable escrow attorney for REG A shares	17,900	46,900

Total Notes Payable	$311,900	$340,900

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On September 13, 2020 the Company borrowed $250,000 from Leonite Capital with interest at a rate of 10% and a due date of March 13, 2021. Financing costs increased the principal to $290,000. In consideration for entering into the note Leonite received 1,500,000 common shares upon closing. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.015.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through August 31, 2021 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held	Age	Date first elected or appointed
James C. DiPrima	Chairman, Chief Executive Officer and Chief Financial Officer	72	January 28, 2021
James Ware	Director	47	February 14, 2019

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

James C. DiPrima, Chief Executive Officer, Chief Financial Officer, Director.

Mr. DiPrima’s career includes 40 years of finance and accounting in both the public and private sectors beginning his career at Deloitte & Touche. He has held various positions with start-up companies, was comptroller of a manufacturing company, founded and operated an accounting and tax consulting firm focused on medical practice management and investment and tax planning. He has served as chief executive officer of MBD Midwest, a holding company for national pack and ship franchises where he managed the development of retail outlets in multiple states. Since 1995, Mr. DiPrima has been working in various positions with public traded companies. His accomplishments included guiding several companies through the reverse merger process, raising capital and consulting on various mezzanine financings. Most recently since 2020 to the present, Mr. DiPrima has served as CEO of PAO Group, Inc. (OTC: PAOG) a publicly traded holdings company dedicated to operating businesses within the medical cannabis sector focused on medical research and the development of treatments derived from its patented cannabis extraction process. He has also served as CFO for Solar Integrated Roofing, Inc. a public traded company (NQB: SIRC) that provides residential solar energy solutions in southern California from 2015 to 2019. Additionally, Mr. DiPrima provides various financial services to micro-cap publicly traded companies on a contract basis. Mr. DiPrima has a Bachelor of Science in Business Administration from Creighton University, Omaha, Nebraska.

James Ware, Director

Mr. Ware joined Green Stream as a Director in February 2019. Simultaneously therewith and since January 2013, Mr. Ware has served as the CEO of Gravity Pro Holdings, LLC, a developer of health and fitness equipment. From August 1997 to May 2003, Mr. Ware was the Vice-President and COO of Bright Minds of The Future, Inc. and from 1999 to 2002 was the #1 Elite Dealer for Hughes Network/DirecTV in Midwest North America, and #1 in EchoStar/Dish network sales. In addition to his extensive background in sales and marketing, Mr. Ware will be involved in the sales division of the company as well as acting in the capacity of VP of Solar Construction. From 2010 through 2015 Mr. Ware was the founder and the owner of the luxury car and limousine services company Majestic Luxury Services LLC. Additionally, for the last two years he worked as an independent consultant for various project managers. Mr. Ware attended the University of St. Thomas in St. Paul, Minnesota on a four year football scholarship.

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

Name	Position	Cash Compensation	Other Compensation	Total Compensation
Madeleine Cammarata (1)	President, Treasurer, Director	0	0	0
Ray Anam (2)	Secretary, Director	0	0	0
James Ware	Director	0	0	0
Ashley Gordon (3)	Director	0	0	0
Richard Rodgers (4)	Director	0	0	0
Eric Fain (5)	Interim Chief Executive Officer	0	0	0
James C. Di Prima	Chairman, Chief Executive Officer, Chief Financial Officer	0	0	0

(1)	Resigned November 9, 2020
(2)	Resigned as an officer and director of the Company on April 10, 2020
(3)	Resigned September 14, 2020.
(4)	Removed as a member of the Board of Directors effective December 28, 2020
(5)	Resigned January 28, 2021

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

The following table lists the number of shares of Common Stock of our Company as of August 13, 2021, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The business address of each beneficial owner listed is in care of 201 E. Fifth Street, Suite 100, Sheridan, Wyoming 8280 unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

As of August 13, 2021, we had 154,959,140 shares of Common Stock and of:

•	1,000,000 authorized shares of Convertible Series A Preferred Shares. Convertible Series A Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000 shares of Convertible Series A Preferred Shares to 1 share of Common Stock. There are 53,000 shares issued and outstanding or 53 votes.

•	1,000,000 authorized shares of Convertible Series B Preferred Shares. Convertible Series B Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000,000 shares of Common Stock for each single Convertible Series B Preferred Share. Additionally, the Preferred B Shares are non-dilutive. There are 600,000 shares issued and outstanding or 600,000,000,000 votes.

•	10,000,000 authorized shares of Convertible Series C Preferred Shares. Convertible Series C Preferred Shares are convertible into Common Stock at a ratio of 1,000 shares of Convertible Series C Preferred Share for one share of Common Stock. There are 760,000 shares issued and outstanding or 760 votes.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Shares of Series B Preferred Stock Held (2)	Percentage of Series B Preferred Held	Number of Total Voting Shares	Percentage of Total Voting Shares
James C. Di Prima, CEO (3)	1,515,000	.978%	600,000	–	600,000,000	99.99%
James Ware, Director	1,010,000	.652%	0	–	1,000,000	*
Directors and Officers (2 people)	4,545,000	2.3%	600,000	100%	600,004,545,000	99.99%

Other 5% Shareholders
We Work Revocable Trust (3)	2,020,000	0.0130%	600,000	100%	600,000,000,000	99.99%
Jason D Cohan	18,926,431	12.214%	0	–	18,926,431	*
Cheryl Hintzen	13,387,550	8.639%	0	–	13,387,550	*

* Less than 1%.

(1)       Applicable percentage ownership is based on approximately 154,959,140 shares of Common Stock outstanding as of May 3, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of May 3, 20210 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)       The 1,000,000 shares of Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 99% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will be entitled to this 99% voting right, representing at present 600,000,000,000 votes based on the 154,959,140 shares of Common Stock outstanding, no matter how many shares of Common Stock or other voting stock of the Company’s stock are issued and outstanding in the future.

(3) Mr. DiPrima holds voting control over the 600,000 shares of Series B Convertible Preferred Stock held by the We Work Revocable Trust. Mark Pierce is the Trustee of the Trust and the beneficiaries are the minor children of the Company’s former Chairman and Chief Executive Officer Madeleine Cammarata. Mr. Pierce disavows voting control over the shares held by the Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As of April 30, 2021, the Company did not have any related party transactions

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements for the fiscal year ended April 30, 2021 were $25,000 as compared to $25,000 for the fiscal year ended April 30, 2020.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended April 30, 2021 or 2020.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended April 30, 2021 or 2021.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended April 30, 2021 or 2010.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Articles of Conversion
2.2	Articles of Merger
2.3	Acquisition and Merger Agreement
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Settlement Agreement
10.2	Amendment to Settlement Agreement
10.3	Advisory Agreement with Anthony Morali.
10.4	Solar Lease Agreement with 999 Route 25A Stony Brook LLC dated July 15, 2020
10.5	Solar Lease Agreement with 2149 Boston Post Road, LLC dated July 15, 2020
10.6	Solar Lease Agreement with North Bergen NJPC LLC dated July 15, 2020
10.7	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 15, 2020
10.8	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 20, 2020
10.9	Amendment to Letter Agreement with Amergy Solar dated July 26, 2021
10.10	Common Stock Purchase Agreement
14	Code of Ethics
21	Subsidiaries of the Registrant
31.1	CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: September 3, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	September 3, 2021
James Ware

