Form 10-Q
period 2021-06-30
Green Stream Holdings Inc.
filed 2021-09-21
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 20, 2021
Common Stock, $0.001 par value per share	217,135,797

PART I -	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2021	July 31, 2020
ASSETS
Current Assets
Cash	$7,924	$14,727
Total Current Assets	7,924	14,727

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	1,120,595	900,634
Other Assets
Investment in Subsidiary	62,500
Intangible asset, net of amortization (Note 4)	–	185,000

TOTAL ASSETS	$1,191,019	$1,100,361

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$65,693	$44,448
Other Current Liabilities	–	60,000
Accrued Interest Payable	20,767	59,912
Due to related party (Note 7)	225,077	141,569
Notes Payable (Note 8)	311,900	340,900
Convertible Notes Payable (Note 9)	267,500
Total Current Liabilities	890,937	646,829

TOTAL LIABILITIES	890,937	646,829

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 197,210,767 Issued and Outstanding at July 31, 2021 and 26,700,665 at July 31, 2020.	197,211	26,701

Additional paid-in-capital	11,250,507	1,144,592
Accumulated deficit	(11,149,049)	(719,174)
Total Stockholders’ Equity (Deficit)	300,082	453,532

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,191,019	$1,100,361

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2021	2020
REVENUES:
Sales	$–	$–

TOTAL REVENUE	–	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:
Administrative expenses	15,253	315,387
Advertising	476,290	4,098
Depreciation	15,020	–
Insurance	32,736	770
Legal Fees	238,835	42,450
Professional Fees	154,412	153,175
Rent	70,149	23,000
Transfer Agent	36,922	–
Stock in lieu of services	560,310	3,232
Travel	89,778	9,308
Total Operating expenses	1,689,705	551,420

NET OPERATING INCOME/ LOSS	(1,689,705)	(551,420)

OTHER INCOME/EXPENSES:
Write off of Impaired assets	–	–
Dividend	(124,220)	–
Finance and interest fees	(9,865)	(55,040)

NET INCOME (LOSS)	$(1,823,790)	$(606,460)

Basic and Diluted Loss per Common Share	$(0.009)	$(0.00)

Weighted Average Number of Common Shares Outstanding	197,210,767	26,700,655

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended July 31, 2021 and 2020

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	1,073,471	(112,714)	$988,004

Issuance of Common Shares for financing			600,000	600			600
Issuance of Common Shares for Settlement with Prior Management			266,655	267	(208,931)		(208,664)
Net Loss April 30, 2020						$(256,348)	$(256,348)
Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities			1,000,000	1,000	28,000		29,000
Issuance of Common Shares for Services			24,720,000	24,720	4,874,025		4,898,745
Issuance of Common Shares for REG A			104,581,257	104,581	3,606,389		3,710,970
Issuance of Common Shares for Stock Dividend			723,893	724	(724)
Cancellation of Common Shares for Settlement Shares issued			2,233,335	2,233			2,233
Net Loss April 30, 2021						(8,956,197)	(8,956,197)
Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common Shares for Services			8,343,000	8,343	551,967		560,310
Issuance of Common Shares for REG A			27,183,352	27,184	1,203,816		1,231,000
Issuance of Common Shares for Stock Dividend			1,725,275	1,725	122,494		124,219
Net Loss July 31, 2021						(1,823,790)	(1,823,790)
Balance July, 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,250,507	$(11,149,049)	$300,082

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,823,790)	$(606,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization
Depreciation	15,020
Shares issued for services	560,310
Discount amortization
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	9,865	55,040
Increase/(decrease) in other current liabilities
Increase/ (decrease) in accounts payable	(23,756)
Net cash used in operating activities	(1,262,351)	(551,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	62,500
Net cash provided by (used in) investing activities	(62,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	–
Proceeds from Notes Payable	210,000	–
Proceeds from sale of stock	1,231,000	551,420
Principal payments on convertible debt	(108,250)
Net cash provided by (used in) financing activities	1,332,750	551,420

Net increase (decrease) in cash and cash equivalents	(7,899)	14,727

Cash and cash equivalents - beginning of period	25	0

Cash and cash equivalents - end of period	$7,924	$14,727

NON CASH TRANSACTIONS
Shares issued from liabilities		–
Stock Dividend	1,725	–

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021 and 2020

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $476,290 and $4,098 for the three months ended July 31, 2021 and 2020, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2021 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2021 the Company had a loss from operations, for the twelve months ended, of $3,892,896, and an accumulated deficit of $4,261,958 and negative working capital of $736,924. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2021 and July 31, 20209 consists of the following:

	July 31, 2021	July 31, 2020

Furniture and Fixtures	$915,654	$915,654
Less: Accumulated Depreciation	(15,020)	(0)
Net Property and Equipment	$900,634	$915,654

Depreciation expense for the three months ended July 31, 2021 was $15,020 and $0 for July 31, 2020 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at July 31, 2021 and July 31, 2020 consists of the following:

	July 31, 2021	July 31, 2020

Intangible Assets	$–	$185,000
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$185,000

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects. At July 31, 2021, the Company has determined that the intangible asset should be fully impaired as of July 31, 2021

NOTE 5 –STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of July 31, 2021, we had 197.210.767 shares of Common Stock and of:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	July 31, 2021	July 31 2020

Loss before income tax benefit	$11,149,049	$256,348
Expected income tax benefit	(3,344,715)	(94,283)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$3,344715	$94,283
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $11,149,049 that will expire beginning in 2030.   The deferred tax assets including the net operating loss carry forward tax benefit of $11,149,049 total $1,526,063 which is offset by a valuation allowance.  The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2021 and 2021 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of July 31, 2021 and 2020 the Company owed the shareholder $225,077 and $141,569 respectively.

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

The following schedule is Notes Payable at July 31, 2021 and July 31, 2020:

Description	July 31, 2021	July 31, 2020

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	$40,000	$40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Note payable to GPL Ventures due March 8, 2020; interest at 10%	25,000	25,000

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note payable escrow attorney for REG A shares	17,900	46,900

Total Notes Payable	$311,900	$340,900

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On September 13, 2020 the Company borrowed $250,000 from Leonite Capital with interest at a rate of 10% and a due date of March 13, 2021. Financing costs increased the principal t $290,000. In consideration for entering into the note Leonite received 1,500,000 common shares upon closing. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.015.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through September 15, 2021 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on September 7, 2021.

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

General

Business Overview

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

We are a marketer and contractor of solar systems to underrepresented and/or growing market segments to homeowners, landowners, commercial building owners in the United States. Since the Reorganization, the Company has been involved primarily in organizational activities as a marketer of solar systems. The Company has not yet generated any revenues from these activities. The Company has developed relationships with selective world-class designers and manufacturers of solar power solutions, such as the famed architect Anthony Morali of Renewable Energy Development LLC (“RED”), a leading expert in solar infrastructure design. The Company hopes to leverage these relationships to offer the unique solar energy solutions provided by RED and others to the Company’s customers. The Company currently has no manufacturing or installation capabilities and will rely upon third-parties like RED to design, manufacture, and install our solar systems.

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

GREEN STREAM HOLDINGS, INC.

Date: September 20, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

