Form 10-Q/A
period 2021-07-31
Green Stream Holdings Inc.
filed 2021-09-21
CIK 1437476

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 20, 2021
Common Stock, $0.001 par value per share	217,135,797

PART I -	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash	$7,924	$25
Total Current Assets	7,924	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	1,120,595	1,135,615
Other Assets
Investment in Subsidiary	62,500	–
Intangible asset, net of amortization (Note 4)	–	–

TOTAL ASSETS	$1,191,019	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$65,693	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	20,766	10,872
Due to related party (Note 7)	225,077	225,077
Notes Payable (Note 8)	311,900	311,900
Convertible Notes Payable (Note 9)	267,500	290,000
Total Current Liabilities	890,936	927,297

TOTAL LIABILITIES	890,937	927,297

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 197,210,767 Issued and Outstanding at July 31, 2021 and 159,459,140 at July 31, 2020.	197,211	159,959

Additional paid-in-capital	11,126,288	9,372,230
Accumulated deficit	(11,024,829)	(9,325,259)
Total Stockholders’ Equity (Deficit)	300,083	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,191,019	$1,135,640

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2021	2020
REVENUES:
Sales	$–	$–

TOTAL REVENUE	–	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:
Administrative expenses	15,253	315,387
Advertising	476,290	4,098
Depreciation	15,020	–
Insurance	32,736	770
Legal Fees	238,835	42,450
Professional Fees	154,412	153,175
Rent	70,149	23,000
Transfer Agent	36,922	–
Stock in lieu of services	560,310	3,232
Travel	89,778	9,308
Total Operating expenses	1,689,705	551,420

NET OPERATING INCOME/ LOSS	(1,689,705)	(551,420)

OTHER INCOME/EXPENSES:
Write off of Impaired assets	–	–
Finance and interest fees	(9,865)	(55,040)

NET INCOME (LOSS)	$(1,699,570)	$(606,460)

Basic and Diluted Loss per Common Share	$(0.00862)	$(0.00)

Weighted Average Number of Common Shares Outstanding	197,210,767	26,700,655

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended July 31, 2021 and 2020

	Preferred Shares		Common		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance April 30, 2019	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Net Loss April 30, 2020		–	–	–	–	(606,460)	(606,460)
Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(975,522)	$(82,868)

Issuance of common shares for Liabilities			1,000,000	1,000	28,000		29,000
Issuance of Common Shares for Services			24,720,000	24,720	4,874,025		4,898,745
Issuance of Common Shares for REG A			104,581,257	104,581	3,606,389		3,710,970
Issuance of Common Shares for Stock Dividend			723,893	724	(724)
Cancellation of Common Shares for Settlement Shares issued			2,233,335	2,233			2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)
Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common Shares for Services			8,343,000	8,343	551,967		560,310
Issuance of Common Shares for REG A			27,183,352	27,184	1,203,816		1,231,000
Issuance of Common Shares for Stock Dividend			1,725,275	1,725	(1,725)		–
Net Loss July 31, 2021	–	–	–	–	–	(1,699,570)	(1,699,570)
Balance July, 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,126,288	$(11,024,829)	$300,083

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,699,570)	$(606,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	15,020	–
Shares issued for services	560,310	–
Discount amortization	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	9,865	55,040
Increase/(decrease) in other current liabilities	–	–
Increase/ (decrease) in accounts payable	(23,726)	–
Net cash used in operating activities	(1,138,101)	(551,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	(62,500)	–
Net cash provided by (used in) investing activities	(62,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	–
Proceeds from Notes Payable	–	–
Proceeds from sale of stock	1,231,000	551,420
Principal payments on convertible debt	(22,500)	–
Net cash provided by (used in) financing activities	1,208,500	551,420

Net increase (decrease) in cash and cash equivalents	7,899	–

Cash and cash equivalents - beginning of period	25	–

Cash and cash equivalents - end of period	$7,924	$–

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$1,725	$–

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2021 the Company had a loss from operations, for the three months ended, of $1,699,570, and an accumulated deficit of $11,024,829 and negative working capital of $883,002. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2021 and April 30, 2020 consists of the following:

	July 31, 2021	April 30, 2021

Furniture and Fixtures	$1,180,675	$1,180,675
Less: Accumulated Depreciation	(60,080)	(45,060)
Net Property and Equipment	$1,120,595	$1,135,615

Depreciation expense for the three months ended July 31, 2021 was $15,020 and $0 for July 31, 2020 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at July 31, 2021 and July 31, 2020 consists of the following:

	July 31, 2021	April 30, 2021

Intangible Assets	$–	$–
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects. At July 31, 2021, the Company has determined that the intangible asset should be fully impaired as of July 31, 2021

NOTE 5 – STOCKHOLDERS’ EQUITY/ (DEFICIT)

The Company issued approximately 37,251,609 common shares during the three months ended July 31, 2021. The Company raised $1,231,000 thru its REG A issuing 27,183,352 shares.

The Company issued 8,343,000 common shares for services recording a market value for the shares at $560,310 and allocating the expense in the three months ended July 31, 2021.

On March 26, 2021, the Board of Directors of Green Stream Holdings, Inc. (the “Company”) authorized a stock dividend of one (1) share of the Company’s common stock, par value $0.001 par value (the “Common Stock”), for each one hundred (100) shares of Common Stock held on May 1, 2021 (the “Record Date”). The Company issued 1,725,575 shares of common stock in the three months ended July 31, 2021.

AUTHORIZED SHARES & TYPES

As of July 31, 2021, we had 197,210,767 shares of Common Stock and of:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	July 31, 2021	April 30 2021

Loss before income tax benefit	$1,699,570	$256,348
Expected income tax benefit	(509,871)	(94,283)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$509,871	$94,283
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $11,149,049 that will expire beginning in 2030. The deferred tax assets including the net operating loss carry forward tax benefit of $3,344,000 total $1,526,063 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2021 and 2020 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of July 31, 2021 and April 30, 2021 the Company owed the shareholder $225,077 and $141,569 respectively.

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

The following schedule is Notes Payable at July 31, 2021 and April 30, 2021:

Description	July 31, 2021	April 30, 2021

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	$40,000	$40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Note payable to GPL Ventures due March 8, 2020; interest at 10%	25,000	25,000

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note payable escrow attorney for REG A shares	17,900	17,900

Total Notes Payable	$311,900	$311,900

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through September 20, 2021 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

GREEN STREAM HOLDINGS, INC.

Date: September 21, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

