Form 10-Q/A
period 2021-07-31
Green Stream Holdings Inc.
filed 2021-09-24
CIK 1437476

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 20, 2021
Common Stock, $0.001 par value per share	217,135,797

PART I -	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash	$7,924	$25
Total Current Assets	7,924	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	1,120,595	1,135,615
Other Assets
Investment in Subsidiary (Note 4)	62,500	–
Intangible asset, net of amortization (Note 5)	–	–

TOTAL ASSETS	$1,191,019	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$65,693	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	20,766	10,872
Due to related party (Note 8)	225,077	225,077
Notes Payable (Note 9)	311,900	311,900
Convertible Notes Payable (Note 10)	375,000	290,000
Total Current Liabilities	998,436	927,297

TOTAL LIABILITIES	998,436	927,297

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 197,210,767 Issued and Outstanding at July 31, 2021 and 159,459,140 at July 31, 2020.	197,211	159,959

Additional paid-in-capital	11,126,288	9,372,230
Accumulated deficit	(11,132,329)	(9,325,259)
Total Stockholders’ Equity (Deficit)	192,583	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,191,019	$1,135,640

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2021	2020
REVENUES:
Sales	$–	$–

TOTAL REVENUE	–	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:
Administrative expenses	15,253	315,387
Advertising	476,290	4,098
Depreciation	15,020	–
Insurance	32,736	770
Legal Fees	238,835	42,450
Professional Fees	261,912	153,175
Rent	70,149	23,000
Transfer Agent	36,922	–
Stock in lieu of services	560,310	3,232
Travel	89,778	9,308
Total Operating expenses	1,797,205	551,420

NET OPERATING INCOME/ LOSS	(1,797,205)	(551,420)

OTHER INCOME/EXPENSES:
Write off of Impaired assets	–	–
Finance and interest fees	(9,865)	(55,040)

NET INCOME (LOSS)	$(1,807,070)	$(606,460)

Basic and Diluted Loss per Common Share	$(0.0092)	$(0.00)

Weighted Average Number of Common Shares Outstanding	197,210,767	26,700,655

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended July 31, 2021 and 2020

(UNAUDITED)

	Preferred Shares		Common		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,529
Net Loss July 31, 2020		–	–	–	–	(606,460)	(606,460)
Balance July 31, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(975,522)	$(82,989)

Balance, July 31, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(975,522)	$(82,989)
Issuance of common shares for Liabilities			1,000,000	1,000	28,000		29,000
Issuance of Common Shares for Services			24,720,000	24,720	4,874,025		4,898,745
Issuance of Common Shares for REG A			104,581,257	104,581	3,606,389		3,710,970
Issuance of Common Shares for Stock Dividend			723,893	724	(724)
Cancellation of Common Shares for Settlement Shares issued			2,233,335	2,233			2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)
Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common Shares for Services			8,343,000	8,343	551,967		560,310
Issuance of Common Shares for REG A			27,183,352	27,184	1,203,816		1,231,000
Issuance of Common Shares for Stock Dividend			1,725,275	1,725	(1,725)		–
Net Loss July 31, 2021	–	–	–	–	–	(1,807,070)	(1,807,070)
Balance July, 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,126,288	$(11,132,329)	$192,583

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,807,070)	$(606,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	15,020	–
Shares issued for services	560,310	–
Discount amortization	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	9,865	55,040
Increase/(decrease) in other current liabilities	–	–
Increase/ (decrease) in accounts payable	(23,726)	–
Net cash used in operating activities	(1,245,601)	(551,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	(62,500)	–
Net cash provided by (used in) investing activities	(62,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Notes Payable	107,500	–
Proceeds from Notes Payable	–	–
Proceeds from sale of stock	1,231,000	551,420
Principal payments on convertible debt	(22,500)	–
Net cash provided by (used in) financing activities	1,316,500	551,420

Net increase (decrease) in cash and cash equivalents	7,899	14,727

Cash and cash equivalents - beginning of period	25	–

Cash and cash equivalents - end of period	$7,924	$14,727

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$1,725	$–

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2021 the Company had a loss from operations, for the three months ended, of $1,807,070, and an accumulated deficit of $11,132,329 and negative working capital of $990,512. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 4 –INVESTMENT IN SUBSIDIARY

Green Stream Holdings, Inc. acquired Chuck’s Vintage, Inc., a California Corporation on November 1, 2020. The address of the New York Store new retail location is 173 East 91st Street, Basement, New York, NY 10128 as of 5/21/2021. Chuck’s Vintage, Inc. is a wholly-owned subsidiary of Green Stream Holdings, Inc. The Company valued the subsidiary at $62,500 which consisted of store fixtures and various trademarks. In exchange for the assets the company assumed the outstanding liabilities of Chuck’s Vintage consisting of vender accounts payable and outstanding rents.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets at July 31, 2021 and April 30, 2021 consists of the following:

	July 31, 2021	April 30, 2021

Intangible Assets	$–	$–
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects. At July 31, 2021, the Company has determined that the intangible asset should be fully impaired as of July 31, 2021

NOTE 6 – STOCKHOLDERS’ EQUITY/ (DEFICIT)

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

NOTE 7 – INCOME TAXES

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

The Company has net operating loss carry forwards in the amount of approximately $11,132,329 that will expire beginning in 2030. The deferred tax assets including the net operating loss carry forward tax benefit of $3,344,000 total $1,526,063 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2021 and 2020 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of July 31, 2021 and April 30, 2021 the Company owed the shareholder $225,077 respectively.

NOTE 9 –NOTES AND OTHER LOANS PAYABLE

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

NOTE 10 – CONVERTIBLE NOTE PAYABLE

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

On May 1, 2021 the Company borrowed the sum of $53,750.00 from GENEVA ROTH REMARK HOLDINGS, INC., a New York corporation. The note has a Maturity date of November 1, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).

On July 1, 2021 the Company borrowed the sum of $53,750.00 from GENEVA ROTH REMARK HOLDINGS, INC., a New York corporation. The note has a Maturity date of January 1, 2023 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).

NOTE 11 - SUBSEQUENT EVENTS

On August 20, 2021 The Company entered into a Common Stock Purchase Agreement between the buyer being V Gtel, Inc. (hereinafter referred to as “Buyer”), and the Company as the seller. The Company is the holder of all of the issued and outstanding shares (the “Shares”) of common stock of Chuck’s Vintage, Inc. a Wyoming corporation and a wholly-owned subsidiary of the Company and agreed to sell to the Buyer the Shares. The Company sold to Buyer and Buyer agreed to purchase the Shares in consideration for the assumption of certain liabilities. The liabilities were: Accounts Payable $48,234.00. The parties just confirmed and finalized matters relating to the transaction.

Subsequent events were evaluated through September 23, 2021 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

GREEN STREAM HOLDINGS, INC.

Date: September 24, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

