Form 10-Q/A
period 2021-07-31
Green Stream Holdings Inc.
filed 2021-09-24
CIK 1437476

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 20, 2021
Common Stock, $0.001 par value per share	217,135,797

PART I -	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash	$7,924	$25
Total Current Assets	7,924	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	1,328,095	1,135,615
Other Assets
Investment in Subsidiary (Note 4)	62,500	–
Intangible asset, net of amortization (Note 5)	–	–

TOTAL ASSETS	$1,398,519	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$65,693	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	20,766	10,872
Due to related party (Note 8)	225,077	225,077
Notes Payable (Note 9)	311,900	311,900
Convertible Notes Payable (Note 10)	582,500	290,000
Total Current Liabilities	1,205,936	927,297

TOTAL LIABILITIES	1,205,936	927,297

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 197,210,767 Issued and Outstanding at July 31, 2021 and 159,459,140 at July 31, 2020.	197,211	159,959

Additional paid-in-capital	11,126,288	9,372,230
Accumulated deficit	(11,132,329)	(9,325,259)
Total Stockholders’ Equity (Deficit)	192,583	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,398,519	$1,135,640

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

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,807,070)	$(606,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	15,020	–
Shares issued for services	560,310	–
Discount amortization	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	9,865	55,040
Increase/(decrease) in other current liabilities	–	–
Increase/ (decrease) in accounts payable	(23,726)	–
Net cash used in operating activities	(1,245,601)	(551,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	(270,000)	–
Net cash provided by (used in) investing activities	(270,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	315,500	–
Proceeds from Notes Payable	–	–
Proceeds from sale of stock	1,231,000	551,420
Principal payments on convertible debt	(22,500)	–
Net cash provided by (used in) financing activities	1,523,500	551,420

Net increase (decrease) in cash and cash equivalents	7,899	14,727

Cash and cash equivalents - beginning of period	25	–

Cash and cash equivalents - end of period	$7,924	$14,727

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$1,725	$–

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2021 and April 30, 2020 consists of the following:

	July 31, 2021	April 30, 2021

Furniture and Fixtures	$1,388,175	$1,180,675
Less: Accumulated Depreciation	(60,080)	(45,060)
Net Property and Equipment	$1,328,095	$1,135,615

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

During the 3 months ended Green Rain Solar, Inc., a wholly owned subsidiary of the Company, spent approximately $207,500 in fees to engineers and architects in development of solar projects. These expenses will become part of the overall capital improvements to be depreciated in the future.

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

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

On March 24, 2021 the Company borrowed the sum of $153,750.00 from GENEVA ROTH REMARK HOLDINGS, INC., a New York corporation. The note has a Maturity date of September 9, 2021 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.09. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).

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

On June 1, 2021 the Company borrowed the sum of $53,750.00 from GENEVA ROTH REMARK HOLDINGS, INC., a New York corporation. The note has a Maturity date of November 1, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).

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

