Form 10-Q/A
period 2021-07-31
Green Stream Holdings Inc.
filed 2021-10-06
CIK 1437476

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 20, 2021
Common Stock, $0.001 par value per share	217,135,797

PART I -	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash	$7,924	$25
Total Current Assets	7,924	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	1,120,595	1,135,615
Other Assets
Other assets (Note 4)	270,000	–

TOTAL ASSETS	$1,398,519	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$65,693	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	20,766	10,872
Due to related party (Note 8)	225,077	225,077
Notes Payable (Note 9)	311,900	311,900
Convertible Notes Payable (Note 10)	582,500	290,000
Total Current Liabilities	1,205,936	927,297

TOTAL LIABILITIES	1,205,936	927,297

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2021 and at July 31, 2020 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 197,210,767 Issued and Outstanding at July 31, 2021 and 159,459,140 at July 31, 2020.	197,211	159,959

Additional paid-in-capital	11,126,288	9,372,230
Accumulated deficit	(11,132,329)	(9,325,259)
Total Stockholders’ Equity (Deficit)	192,583	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,398,519	$1,135,640

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2021	2020
REVENUES:
Sales	$–	$–

TOTAL REVENUE	–	–

OPERATING EXPENSES:
Administrative expenses	15,253	315,387
Advertising	476,290	4,098
Depreciation	15,020	–
Insurance	32,736	770
Legal Fees	238,835	42,450
Professional Fees	261,912	153,175
Rent	70,149	23,000
Transfer Agent	36,922	–
Stock in lieu of services	560,310	3,232
Travel	89,778	9,308
Total Operating expenses	1,797,205	551,420

NET OPERATING INCOME/ LOSS	(1,797,205)	(551,420)

OTHER INCOME/EXPENSES:
Finance and interest fees	(9,865)	(55,040)

NET INCOME (LOSS)	$(1,807,070)	$(606,460)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	197,210,767	26,700,655

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended July 31, 2021 and 2020

(UNAUDITED)

	Preferred Shares		Common		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Commitment for share issuance					(193,000)		(193,000)
Issuance of Common Shares for Services			15,975,000	15,975			15,975
Issuance of Common Shares for REG A			2,500,000	2,500	471,800		474,300
Issuance of Common Shares for financing			20,220,000	20,220	212,262		232,482
Net Loss	–	–	–	–	–	(606,460)	(606,460)
Balance July 31, 2020	1,413,000	$1,413	65,396,665	$65,396	$1,355,602	$(975,702)	$446,709

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common Shares for Services			8,343,000	8,343	551,967		560,310
Issuance of Common Shares for REG A			27,183,352	27,184	1,203,816		1,231,000
Issuance of Common Shares for Stock Dividend			1,725,275	1,725	(1,725)		–
Net Loss	–	–	–	–	–	(1,807,070)	(1,807,070)
Balance July, 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,126,288	$(11,132,329)	$192,583

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	July 31, 2021	July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,807,070)	$(606,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	15,020	–
Shares issued for services	560,310	–
Discount amortization	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	9,865	55,040
Increase/(decrease) in other current liabilities	–	–
Increase/ (decrease) in accounts payable	(23,726)	–
Net cash used in operating activities	(1,245,601)	(551,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in other assets	(270,000)	–
Net cash provided by (used in) investing activities	(270,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	–
Proceeds from Convertible Notes Payable	315,500	–
Proceeds from sale of stock	1,231,000	551,420
Principal payments on convertible debt	(22,500)	–
Net cash provided by (used in) financing activities	1,523,500	551,420

Net increase (decrease) in cash and cash equivalents	7,899	14,727

Cash and cash equivalents - beginning of period	25	–

Cash and cash equivalents - end of period	$7,924	$14,727

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$1,725	$–

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2021 the Company had a loss from operations, for the three months ended, of $1,807,070, and an accumulated deficit of $11,132,329 and negative working capital of $990,512, which raises substantial doubt. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Property and equipment at July 31, 2021 and April 30, 2021 consists of the following:

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

NOTE 4 –OTHER ASSETS

Green Stream Holdings, Inc. acquired Chuck’s Vintage, Inc., a California Corporation on November 1, 2020. The address of the New York Store new retail location is 173 East 91st Street, Basement, New York, NY 10128 as of 5/21/2021. Chuck’s Vintage, Inc. is a wholly-owned subsidiary of Green Stream Holdings, Inc. The Company has invested $62,500 for store fixtures and furnishings. The Company has capitalized these expenses and expects to begin depreciating them in the near future.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On September 13, 2020 the Company borrowed $250,000 from Leonite Capital with interest at a rate of 10% and a due date of March 13, 2021. Financing costs increased the principal to $290,000. In consideration for entering into the note Leonite received 1,500,000 common shares upon closing. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.015. The balance on the note is $267,500.

On March 24, 2021 the Company borrowed the sum of $153,750.00 from GENEVA ROTH REMARK HOLDINGS, INC., a New York corporation. The note has a Maturity date of September 9, 2021 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.09. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $153,750.

On May 1, 2021 the Company borrowed the sum of $53,750.00 from GENEVA ROTH REMARK HOLDINGS, INC., a New York corporation. The note has a Maturity date of November 1, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $53,750.

On June 1, 2021 the Company borrowed the sum of $53,750.00 from GENEVA ROTH REMARK HOLDINGS, INC., a New York corporation. The note has a Maturity date of November 1, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $53,750.

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

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $53,750.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, disputes have arisen between the Company and one of the contracting parties, Leonite Capital. The Company claims that Leonite is not entitled to certain securities and if it is, the timing or ability to treat the shares as free for trading is subject to legal disagreement. The Company filed notice of claims, but not a full complaint under New York law. Leonite has made counter claims and may have filed its own legal filings. While the Company is attempting to settle the claims it is also contemplating filing a full complaint and is obtaining more detailed information from its litigation lawyers and will update its filing accordingly. The Company is currently unable to determine amount of additional loss contingencies, if any, and therefore, no additional losses have been accrued. The Company fully intends to rigorously defend our position.

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

GREEN STREAM HOLDINGS, INC.

Date: October 6, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

