Form 10-Q
period 2021-10-31
Green Stream Holdings Inc.
filed 2021-12-20
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 20, 2021
Common Stock, $0.001 par value per share	327,211,315.

PART I -	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT OCTOBER 31, 2021 & APRIL 30, 2021

(UNAUDITED)

	October 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash	$39,040	$25
Total Current Assets	39,040	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	545,851	1,135,615
Other Assets
Other assets	477,297	–

TOTAL ASSETS	$1,062,188	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$65,613	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	32,539	10,872
Due to related party ( Note7)	196,507	225,077
Notes Payable (Note 8)	342,980	311,900
Convertible Notes Payable( Note 9)	419,080	290,000
Total Current Liabilities	1,056,719	927,297

TOTAL LIABILITIES	1,056,719	921,201

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at October 31, 2021 and at April 30, 2020 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at October 31, 2021 and at April 30, 2020 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at October 31, 2021 and at April 30, 2020 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 327,211,315 Issued and Outstanding at October 31, 2021 and 159, 459, 140 at April 30, 2020.	327,212	159,959
Additional paid-in-capital	13,086,857	9,372,230
Accumulated deficit	(13,410,013)	(9,325,259)
Total Stockholders’ Equity (Deficit)	5,469	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,062,188	$1,100,361

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 & OCTOBER 31, 2020

(UNAUDITED)

	3 Months Ended October 31, 2021	3 Months Ended October 31, 2020	6 Months Ended October 31, 2021	6 Months Ended October 31, 2020
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	49,122	4,759	131,297	320,146
Advertising & Promotion	235,039	19,710	711,329	23,808
Depreciation and amortization	15,020	15,020	30,040	15,020
Travel	139,103	33,413	228,881	42,721
Insurance	–	–	32,736	770
Legal Fees	259,659	8,000	498,494	50,450
Professional Fees	376,949	39,628	638,861	192,803
Stock in lieu of services	561,600	–	1,121,910	3,233
Rent	13,765	6,650	83,914	29,650
Total Operating expenses	1,650,257	127,180	3,447,462	678,600

NET OPERATING INCOME/ LOSS	(1,650,257)	(127,180)	(3,447,462)	(678,600)

OTHER INCOME/(EXPENSE)
Impairment expense	(615,654)	–	(615,654)	–
Finance and interest fees	(11,773)	(21,154)	(21,638)	(76,194)

NET INCOME/(LOSS)	(2,277,684)	(148,334)	$(4,084,754)	$(754,794)

Basic and Diluted Loss per Common Share	–	–	(.012)	(.0109)

Weighted Average Number of Common Shares Outstanding	–	–	327,211,315	69,136,500

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 & OCTOBER 31, 2020

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Commitment for share issuance	–	–	–	–	(193,000)	–	(193,000)
Issuance of Common Shares for Services	–	–	15,975,000	15,975	–	–	15,975
Issuance of Common Shares for REG A	–	–	2,500,000	2,500	471,800	–	474,300
Issuance of Common Shares for financing	–	–	20,220,000	20,220	212,262	–	232,482
Net Loss July 31, 2020	–	–	–	–	–	(606,460)	(606,460)
Balance July 31, 2020	1,413,000	$1,413	65,396,665	$65,396	$1,355,602	$(972,702)	$449,709

Issuance of Common shares for Services	–	–	1,000,000	1,000	–	–	1,000
Issuance of Common shares for Financing	–	–	507,500	508	34,562	–	34,620
Issuance of Common Shares for Settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss October 31, 2020	–	–	–	–	–	(148,334)	(148,334)
Balance October 31, 2020	1,413,000	$1,413	69,136,490	$69,136	$1,390,164	$(1,124,036)	$336,678

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common Shares for Services	–	–	8,343,000	8,343	551,967	–	560,310
Issuance of Common Shares for REG A	–	–	27,183,352	27,184	1,203,816	–	1,231,000
Issuance of Common Shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	124,219
Net Loss July 31, 2021	–	–	–	–	–	(1,807,070)	(1,807,070)
Balance July 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,126,288	$(11,132,329)	$192,583

Issuance of Common Shares for Services	–	–	7,800,000	7,800	553,800	–	561,800
Issuance of Common shares for Debt Conversion	–	–	30,654,716	30,655	122,845	–	153,500
Issuance of Common Shares for REG A	–	–	91,545,832	91,546	1,283,924	–	1,375,470
Net Loss October 31, 2021	–	–	–	–	–	(2,277,684)	(2,277,684)
Balance October 31, 2021	1,413,000	$1,413	327,211,315	$327,212	$13,086,8857	$(13,410,013)	$5,469

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 & OCTOBER 31, 2020

(UNAUDITED)

	October 31, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,084,753)	$(754,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	30,020	15,020
Shares issued for services	1,121,910	3,233
Impairment expense	615,654	–
Changes in operating assets and liabilities:
Increase/ (decrease) in accrued interest payable	21,667	13,033
(Increase)/decrease in other current assets	(155,209)	–
Increase/ (decrease) in accounts payable	(23,756)	(14,379)
Overdraft	–	17,861
Net cash used in operating activities	(2,474,467)	(720,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	377,998	–
Net cash provided by (used in) investing activities	(377,998)	(172,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	(28,570)	115,639
Proceeds from Notes Payable	31,080	280,405
Proceeds from Reg A	2,606,470	481,500
Principal payments on convertible debt	282,500	–
Net cash provided by (used in) financing activities	2,891,480	877,544

Net increase (decrease) in cash and cash equivalents	(39,015)	(14,727)

Cash and cash equivalents - beginning of period	25	14,727

Cash and cash equivalents - end of period	$39,040	$–

NON CASH TRANSACTIONS
Shares issued from liabilities	–	–
Stock Dividend	1,725	–

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021 and 2020

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

The Company was originally incorporated on April 12, 2004, in the State of Nevada under the name of Ford-Spoleti Holdings, Inc. On June 4, 2009, the Company merged with Eagle Oil Holding Company, a Nevada corporation, and the surviving entity, the Company, changed its name to “Eagle Oil Holding Company, Inc.” Inception of the current Company occurred February 8, 2019 when the Company was acquired by Green Stream Holdings Inc. Previously there was no activity from October 31, 2017 until the acquisition of February 8, 2019. On April 25, 2019, the Company changed its name to “Green Stream Holdings Inc.” and is deemed to be a continuation of business of Eagle Oil Holding Company, Inc. Additionally, the Company was reorganized that so that the Company became operating as a holding company of Green Stream Finance, Inc., a Wyoming Corporation. That reorganization, inter alia, gave Madeline Cammarata, President of Green Stream Finance, Inc., the majority of the voting power in the Company. On April 25, 2019 the Company also filed the certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada providing for reverse stock split: each thirty thousand shares of common stock of the Company issued and outstanding immediately prior to the “effective time” of the filing were automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of common stock, provided that no fractional shares were to be issued in connection with said reverse stock split. On May 15, 2019, the Company filed the articles of conversion with the secretary of state of Nevada, to convert the company from Nevada Corporation to Wyoming Corporation. The Company is in good standing in the State of Wyoming as of September 25, 2019. The Company’s common shares are quoted on the “Pink Sheets” quotation market under the symbol “GSFI.”

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $476,290 and $4,098 for the three months ended October 31, 2021 and 2020, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2021 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At October 31, 2021 the Company had a loss from operations, for the six months ended, of $4,084,754, and an accumulated deficit of $13,086,856 and negative working capital of $1,017,679. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2021 and October 31, 20209 consists of the following:

	October 31, 2021	October 31, 2020

Furniture and Fixtures	$620,951	$915,654
Less: Accumulated Depreciation	(75,100)	(0)
Net Property and Equipment	$545,851	$915,654

Depreciation expense for the six months ended October 31, 2021 was $30,020 and $0 for October 31, 2020 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at October 31, 2021 and October 31, 2020 consists of the following:

	October 31, 2021	October 31, 2020

Intangible Assets	$–	$185,000
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$185,000

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects. At October 31, 2021, the Company has determined that the intangible asset should be fully impaired as of October 31, 2021

NOTE 5 –STOCKHOLDERS’ EQUIY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of October 31, 2021, we had 197.210.767 shares of Common Stock and of:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	October 31, 2021	October 31 2020

Loss before income tax benefit	$13,086,856	$256,348
Expected income tax benefit	(4,812,037)	(94,283)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$4,812,037	$94,283
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $13,086,856 that will expire beginning in 2030.   The deferred tax assets including the net operating loss carry forward tax benefit of $11,149,049 total $1,526,063 which is offset by a valuation allowance.  The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 310, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2021. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the Six months ended October 31, 2021 and 2021 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of October 31, 2021 and 2020 the Company owed the shareholder $196,507 and $141,569 respectively.

NOTE 8 –NOTES AND OTHER LOANS PAYABLE

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10 % interest compounded annually. The Company accrued interest for the Six months ended  January, 31, 2020 in the amount of $559. On January 8, 2020 the Company signed a promissory note for $8,000 with Cheryl Hintzen.  The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%. The Company accrued interest for the Six months ended  June 30, 2020 in the amount of $1,321.64.

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

The following schedule is Notes Payable at October 31, 2021 and October 31, 2020:

Description	October 31, 2021	October 31, 2020

Note Payable to Ford Motor Credit	$31,080	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Note payable to GPL Ventures due March 8, 2020; interest at 10%	25,000	25,000

Note payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note payable escrow attorney for REG A shares	17,900	46,900

Total Notes Payable	$342,980	$340,900

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through December 15, 2021 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GREEN STREAM HOLDINGS, INC.

Date: December 20, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

