Form 10-Q/A
period 2021-10-31
Green Stream Holdings Inc.
filed 2021-12-23
CIK 1437476

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on December 20, 2021.

PART I -	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT OCTOBER 31, 2021 & APRIL 30, 2021

(UNAUDITED)

	October 31, 2021	April 30, 2021
ASSETS
Current Assets
Cash	$39,040	$25
Total Current Assets	39,040	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	545,851	1,135,615
Other Assets
Other assets	477,297	–

TOTAL ASSETS	$1,062,188	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$65,613	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	32,539	10,872
Due to related party (Note 7)	196,507	225,077
Notes Payable (Note 8)	342,980	311,900
Convertible Notes Payable (Note 9)	419,080	290,000
Total Current Liabilities	1,056,719	927,297

TOTAL LIABILITIES	1,056,719	927,297

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at October 31, 2021 and at April 30, 2020 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at October 31, 2021 and at April 30, 2020 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at October 31, 2021 and at April 30, 2020 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 327,211,315 Issued and Outstanding at October 31, 2021 and 159,459,140 at April 30, 2020.	327,212	159,959
Additional paid-in-capital	13,086,857	9,372,230
Accumulated deficit	(13,410,013)	(9,325,259)
Total Stockholders’ Equity (Deficit)	5,469	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,062,188	$1,135,640

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 & OCTOBER 31, 2020

(UNAUDITED)

	3 Months Ended October 31, 2021	3 Months Ended October 31, 2020	6 Months Ended October 31, 2021	6 Months Ended October 31, 2020
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	49,122	4,759	131,297	320,146
Advertising & Promotion	235,039	19,710	711,329	23,808
Depreciation and amortization	15,020	15,020	30,040	15,020
Travel	139,103	33,413	228,881	42,721
Insurance	–	–	32,736	770
Legal Fees	259,659	8,000	498,494	50,450
Professional Fees	376,949	39,628	638,861	192,803
Stock in lieu of services	561,600	–	1,121,910	3,233
Rent	13,765	6,650	83,914	29,650
Total Operating expenses	1,650,257	127,180	3,447,462	678,600

NET OPERATING INCOME/ LOSS	(1,650,257)	(127,180)	(3,447,462)	(678,600)

OTHER INCOME/(EXPENSE)
Impairment expense	(615,654)	–	(615,654)	–
Finance and interest fees	(11,773)	(21,154)	(21,638)	(76,194)

NET INCOME/(LOSS)	(2,277,684)	(148,334)	$(4,084,753)	$(754,794)

Basic and Diluted Loss per Common Share	–	–	(.012)	(.0109)

Weighted Average Number of Common Shares Outstanding	–	–	327,211,315	69,136,500

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 & OCTOBER 31, 2020

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Commitment for share issuance	–	–	–	–	(193,000)	–	(193,000)
Issuance of Common Shares for Services	–	–	15,975,000	15,975	–	–	15,975
Issuance of Common Shares for REG A	–	–	2,500,000	2,500	471,800	–	474,300
Issuance of Common Shares for financing	–	–	20,220,000	20,220	212,262	–	232,482
Net Loss July 31, 2020	–	–	–	–	–	(606,460)	(606,460)
Balance July 31, 2020	1,413,000	$1,413	65,396,665	$65,396	$1,355,602	$(972,702)	$449,709

Issuance of Common shares for Services	–	–	1,000,000	1,000	–	–	1,000
Issuance of Common shares for Financing	–	–	507,500	508	34,562	–	34,620
Issuance of Common Shares for Settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss October 31, 2020	–	–	–	–	–	(148,334)	(148,334)
Balance October 31, 2020	1,413,000	$1,413	69,136,490	$69,136	$1,390,164	$(1,124,036)	$336,678

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common Shares for Services	–	–	8,343,000	8,343	551,967	–	560,310
Issuance of Common Shares for REG A	–	–	27,183,352	27,184	1,203,816	–	1,231,000
Issuance of Common Shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	124,219
Net Loss July 31, 2021	–	–	–	–	–	(1,807,070)	(1,807,070)
Balance July 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,126,288	$(11,132,329)	$192,583

Issuance of Common Shares for Services	–	–	7,800,000	7,800	553,800	–	561,800
Issuance of Common shares for Debt Conversion	–	–	30,654,716	30,655	122,845	–	153,500
Issuance of Common Shares for REG A	–	–	91,545,832	91,546	1,283,924	–	1,375,470
Net Loss October 31, 2021	–	–	–	–	–	(2,277,684)	(2,277,684)
Balance October 31, 2021	1,413,000	$1,413	327,211,315	$327,212	$13,086,857	$(13,410,013)	$5,469

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 & OCTOBER 31, 2020

(UNAUDITED)

	October 31, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,084,753)	$(754,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	30,020	15,020
Shares issued for services	1,121,910	3,233
Impairment expense	615,654	–
Changes in operating assets and liabilities:
Increase/ (decrease) in accrued interest payable	21,667	13,033
(Increase)/decrease in other current assets	(155,209)	–
Increase/ (decrease) in accounts payable	(23,756)	(14,379)
Overdraft	–	17,861
Net cash used in operating activities	(2,474,467)	(720,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	(377,998)	(172,245)
Net cash provided by (used in) investing activities	(377,998)	(172,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	(28,570)	115,639
Proceeds from Notes Payable	31,080	280,405
Proceeds from Reg A	2,606,470	481,500
Principal payments on convertible debt	282,500	–
Net cash provided by (used in) financing activities	2,891,480	877,544

Net increase (decrease) in cash and cash equivalents	39,015	(14,727)

Cash and cash equivalents - beginning of period	25	14,727

Cash and cash equivalents - end of period	$39,040	$–

NON CASH TRANSACTIONS
Shares issued from liabilities	–	–
Stock Dividend	1,725	–

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

L. NEW ACCOUNTING PRNOUNCEMENTS

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

NOTE 5 –STOCKHOLDERS’ EQUIY / (DEFICIT)

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

GREEN STREAM HOLDINGS, INC.

Date: December 23, 2021	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

