Form 10-Q
period 2022-01-31
Green Stream Holdings Inc.
filed 2022-03-22
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-36843

GREEN STREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	20-1144153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 East 42nd Street, Suite 4600 New York, NY	10165
(Address of principal executive offices)	(Zip Code)

(424) 280-4096

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of ___________, 2022
Common Stock, $0.001 par value per share	_____________

Table of Contents

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	3

	Consolidated Balance Sheets January 31, 2022 and January 31, 2021	3
	Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2022 and January 31, 2021	4
	Consolidated Statements of Changes in Stockholders’ Deficit for the Nine Months ended January 31, 2022	5
	Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2022 and January 31, 2021	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT JANUARY 31, 2022 & JANUARY 31, 2021

(UNAUDITED)

	January 31, 2022	January 31, 2021
ASSETS
Current Assets
Cash	$–	$5,806
Total Current Assets	–	5,806

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	530,831	1,060,942
Other Assets
Other assets	735,935	181,917

TOTAL ASSETS	$1,256,766	$1,248,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$241,528	$57,405
Other Current Liabilities	–	60,000
Accrued Interest Payable	53,904	17,905
Due to related party ( Note 7)	24,079	25,930
Notes Payable (Note 8)	331,980	305,900
Convertible Notes Payable( Note 9)	749,600	671,200
Total Current Liabilities	1,401,091	1,138,340

TOTAL LIABILITIES	1,401,091	1,138,340

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at January 31, 2022 and at January 31, 2021 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at January 31, 2022 and at January 31, 2021 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at January 31, 2022 and at January 31, 2021 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 435,239,703 Issued and Outstanding at January 31, 2022 and 77,654,000 at January 31, 2021	435,240	77,654
Additional paid-in-capital	13,649,857	1,479,135
Accumulated deficit	(14,230,835)	(1,447,877)
Total Stockholders’ Equity (Deficit)	(144,325)	110,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,256,766	$1,248,665

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 & JANUARY 31, 2021

(UNAUDITED)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	109,969	64,759	211,267	320,146
Advertising & Promotion	96,000	89,710	807,329	112,808
Depreciation and amortization	15,020	15,020	45,060	30,040
Travel	175,072	93,413	403,953	117,721
Insurance	5,273	–	38,009	770
Legal Fees	165,000	145,000	663,494	195,450
Professional Fees	215,567	131,628	854,428	192,803
Stock in lieu of services	–	–	1,121,910	3,233
Rent	5,388	6,650	89,302	29,650
Total Operating expenses	787,289	546,180	4,234,751	1,002,621

NET OPERATING INCOME/ LOSS	(787,289)	(546,180)	(4,234,751)	(1,002,621)

OTHER INCOME/(EXPENSE)
Impairment expense	–	–	(615,654)	–
Finance and interest fees	(33,533)	(21,154)	(55,169)	(76,194)

NET INCOME/(LOSS)	(820,822)	(567,334)	$(4,905,575)	$(1,078,815)

Basic and Diluted Loss per Common Share	$(.0019)	$(.0073)	$(.012)	$(.014)

Weighted Average Number of Common Shares Outstanding	435,239,703	77,654,000	435,239,703	77,654,000

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 & JANUARY 31, 2021

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Commitment for share issuance	–	–	–	–	(193,000)	–	(193,000)
Issuance of Common Shares for Services	–	–	15,975,000	15,975	–	–	15,975
Issuance of Common Shares for REG A	–	–	2,500,000	2,500	471,800	–	474,300
Issuance of Common Shares for financing	–	–	20,220,000	20,220	212,262	–	232,482
Net Loss July 31, 2020	–	–	–	–	–	(606,460)	(606,460)
Balance July 31, 2020	1,413,000	$1,413	65,396,665	$65,396	$1,355,602	$(972,702)	$449,709

Issuance of Common shares for Services	–	–	1,000,000	1,000	–	–	1,000
Issuance of Common shares for Financing	–	–	507,500	508	34,562	–	34,620
Issuance of Common Shares for Settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss October 31, 2020	–	–	–	–	–	(148,334)	(148,334)
Balance October 31, 2020	1,413,000	$1,413	69,136,490	$69,136	$1,390,164	$(1,124,036)	$336,678

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common Shares for Services	–	–	8,343,000	8,343	551,967	–	560,310
Issuance of Common Shares for REG A	–	–	27,183,352	27,184	1,203,816	–	1,231,000
Issuance of Common Shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	124,219
Net Loss July 31, 2021	–	–	–	–	–	(1,807,070)	(1,807,070)
Balance July 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,126,288	$(11,132,329)	$192,583

Issuance of Common Shares for Services	–	–	7,800,000	7,800	553,800	–	561,800
Issuance of Common shares for Debt Conversion	–	–	30,654,716	30,655	122,845	–	153,500
Issuance of Common Shares for REG A	–	–	91,545,832	91,546	1,283,924	–	1,375,470
Net Loss October 31, 2021	–	–	–	–	–	(2,277,684)	(2,277,684)
Balance October 31, 2021	1,413,000	$1,413	327,211,315	$327,212	$13,086,857	$(13,410,013)	$5,469

Issuance of Common shares for Debt Conversion	–	–	59,028,388	59,028	–	–	59,028
Issuance of Common Shares for REG A	–	–	49,000,000	49,000	563,000	–	612,000
Net Loss January 31, 2022	–	–	–	–	–	(820,822)	(820,822)
Balance January 31, 2022	1,413,000	$1,413	435,239,703	$435,240	$13,649,857	$(14,230,835)	$(144,325)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 & JANUARY 31, 2021

(UNAUDITED)

	January 31, 2022	January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,905,575)	$(1,078,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	45,060	30,040
Shares issued for services	1,121,910	3,233
Impairment expense	615,654	–
Changes in operating assets and Liabilities:
Increase/(decrease) in accrued interest payable	43,032	–
(Increase)/decrease in other current assets	(492,337)	–
Increase/ (decrease) in accounts payable	152,080	(14,379)
Overdraft		17,861
Net cash used in operating activities	(3,420,176)	(1,420,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	(289,530)	(172,245)
Net cash provided by (used in) investing activities	(289,530)	(172,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	(200,998)	122,563
Proceeds from Notes Payable	479,680	415,405
Proceeds from Reg A	3,218,471	685,500
Principal payments on convertible debt	212,528	–
Net cash provided by (used in) financing activities	3,709,681	1,220,468

Net increase (decrease) in cash and cash equivalents	(25)	5,803

Cash and cash equivalents - beginning of period	25	–

Cash and cash equivalents - end of period	$–	$5,803

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$1,725	$–

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022 and 2021

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

B. PRINCIPLES OF CONSOLIDATION

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

J. STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized for the years ended April 30 2021 and 2020 was $15,975 and $0 respectively.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended April 30, 2021 included compensation expense for share-based payment awards granted in December 31, 2020

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $807,329 and $112,808or the nine months ended January 31, 2022 and 2021 respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2022 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At January 31, 2022 the Company had a loss from operations, for the nine months ended, of $4,905,575, and an accumulated deficit of $14,230,835 and negative working capital of $1,401,091. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2022 and January 31, 2021 consists of the following:

	January 31, 2022	January 31, 2021

Furniture and Fixtures	$620,951	$1,060,942
Less: Accumulated Depreciation	(90,120)	(0)
Net Property and Equipment	$530,831	$1,060,942

Depreciation expense for the nine months ended January 31, 2022 was $45,060 and $0 for January 31, 2021 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at January 31, 2022 and January 31, 2021 consists of the following:

	January 31, 2022	January 31, 2021

Intangible Assets	$–	$–
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects.  At January 31, 2022, the Company has determined that the intangible asset should be fully impaired as of January 31, 2021

NOTE 5 –STOCKHOLDERS’ EQUITY/ (DEFICIT)

AUTHORIZED SHARES & TYPES

As of January 31, 2022, we had 435,239,703 Shares of Common Stock and of:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	January 31, 2022	January 31 2021

Loss before income tax benefit	$14,210,835	$256,348
Expected income tax benefit	(5,684,334)	(94,283)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$5,684,334	$94,283
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $14,210,835 that will expire beginning in 2030. The deferred tax assets including the net operating loss carry forward tax benefit of $11,149,049 total $1,526,063 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2022. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the Nine months ended January 31, 2022 and 2021 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of January 31, 2022 and 2021 the Company owed the shareholder $24,079 and $25,930respectively.

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

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of April 30, 2020. This note was paid in full.

The following schedule is Notes Payable at January 31, 2022 and January 31, 2021:

Description	January 31, 2021	January 31, 2020

Note Payable to Ford Motor Credit	$31,080	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Notes Payable Sixth Street Lending	250,000	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Leonite Capital		290,000

Note Payable Quick Capital LLC	239,600	239,600

Note Payable Quick Capital LLC	50,000	50,000

Note Payable GS Capital	210,000	–

Note Payable various Geneva Roth	–	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$1,081,580	$977,100

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On September 13, 2020 the Company borrowed $250,000 from Leonite Capital with interest at a rate of 10% and a due date of March 13, 2021. Financing costs increased the principal to $290,000. In consideration for entering into the note Leonite received 1,500,000 common shares upon closing. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.015. The Note has been satisfied.

On May 27, 2021 the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $20,000 along with $1,012 interest on January 19, 2022. The balance on the note is $210,000 at January 31, 2022.

On April 14, 2021 the Company sold preferred stock of $325,000 to Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The Company repaid $50,000 on July 8, 2021. The note holder converted or exercised its preferred rights for $18,000 on November 17, 2021 and $17,400 on January 27, 2022. The noteholder thus has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt therreunder. The balance on the preferred is $239,600 at January 31, 2022.

On August 26, 2021 the Company borrowed $50,000 from Quick Capital LLC with an interest rate of 10%. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.001. The balance on the note is $50,000 at January 31, 2022. Additionally, in August, 2021, Quick-Capital also invested $50,000 in a private transaction with the Company at $0.005 for 10,000,000 common shares.

On November 8, 2021 the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $83,750.00

On November 29, 2021 the Company borrowed the sum of $58,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 28, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04.

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions.

On December 21, 2021 the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of June 21, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04.

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $53,750.00.

On January 11, 2022 the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of July 11, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04.

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $53,750.00.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through March 14, 2022 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

The Company’s common stock is currently quoted on the OTC Markets under the symbol “GSFI.”

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

The Company will be relying on both RED and others for the development, design and construction of its projects. The Company anticipates using RED for solar designs and the local building and electrical permitting where geographically permissible. The Company plans to use others to provide the engineering, procurement and construction work for the projects including the New York State Energy Research and Development and utility interconnection applications.

It is anticipated that when projects commence, RED and others will be paid initial payments upon execution of an agreement for a particular project. It is also expected that they will be paid on a project-by-project basis in installments as they complete various phases of the project and reach applicable milestones within respective agreements.

For example, we anticipate paying an initial payment of $25,000 when we enter into an agreement for a specific project and then an additional installment of approximately $65,000 for materials and to begin mobilization. As with any construction job, other amounts will be required to be paid based on the size and complexity of the project. Similarly, the amounts we anticipate having to pay RED will likely change on a project by project basis based on the size and wattage of the particular project.

However, we cannot predict exactly what such actual final payments will be.

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

We endeavor to make the move to solar energy simple for our customers by identifying quality product manufacturers and installers and arranging the financing, design, permitting, construction and maintenance of our energy solutions. We work with a group of contractors who design, procure, permit, install, and interconnect a suitable solar energy solution to the utility grid, simplifying the installation of solar systems. Although we have engaged or from time to time engage third-party manufacturers for production and distribution logistics, we will be the party who communicates with the customers throughout the entire period of services of our energy solutions.

The Company’s strategy to increase sales will be to offer fundamentally unique solar power systems, including those designed by RED or other comparable designers, and to introduce a highly customizable and personalized approach to after-sales customer service through a unique type of contractual relationship with its customers.

During the next six months it is the Company’s plan to:

•	Raise capital to build more solar systems and increase its marketing of Community Solar projects.

•	Initiate aggressive online and offline marketing campaigns to build our brand, market awareness, and recognition.

•	Increase sales via increased advertising and marketing campaigns.

•	Hire additional key employees to help strengthen the Company.

We plan to work with (i) private homeowners, (ii) local roofing companies, (iii) solar installation companies, (iv) custom homebuilders, (v) mass-market homebuilders and (vi) and commercial building and multi-unit residential owners. Our target market is commercial building and property owners in New York and New Jersey. We currently have Solar Leases with commercial property owners in New York and New Jersey, and, assuming we are able to obtain adequate financing, we expect to complete these systems.

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

Plan of Operations

We intend to pursue the development of our solar greenhouses, sales of Community Solar installations, and development of Company owned Community Solar installations. Development of solar greenhouses is dependent upon or continued relationship with RED and Anthony Morali. We also seek to capitalize on the agreements in principle we have with several commercial buildings owners where we hope to install solar systems where we will market our solar power solution to customers close to those facilities and capitalize on tax incentives for solar power generation and the sale of excess capacity back to local utilities. We will experience a relative increase in liquidity as we receive net offering proceeds and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development, and operation of our assets. We have identified no additional material internal or external sources of liquidity as of the date of this filing.

We expect to use the net proceeds received from stock offerings in our efforts related to research and development in conjunction with RED and exploration of market opportunities, as well as for working capital and other general corporate purposes. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a development-stage company. We do not anticipate increasing the number of employees because the Company intends to use independent contractors; however, this is highly dependent on the nature of our development efforts. We anticipate adding employees in the areas of sales and marketing, and general and administrative functions as required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

The amounts that we spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, research and development, market conditions, and changes in or revisions to our marketing strategies, as well as any legal or regulatory changes which may ensue. In addition, we may use a portion of any net proceeds from the Regulation A Offering to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.

There is a current market trend of declining prices in solar power cells and solar power modules. Although our solar power greenhouse is projected to have both a significant advantage of both cost and efficiency, which we believe would minimize the effects of the trend, there is no certainty that government, commercial and retail consumers will continue to enter into the solar market.

If we are unable to raise the net proceeds from our Regulation A Offering that we believe are needed to fund or business plan, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to commercialize our technology or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of an offering.

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

Results of Operations for the Period ended January 31, 2022, and January 31, 2021

For the three-month period ended January 31, 2022, assets increased to $1,256,766 from $1,248,665 in the same period of 2021. Fixed assets were reduced to $530,831 from $1,060,942, but other assets increased to $735,935 from $181,917 for three-months ended January 31, 2022, and 2021, respectively.

Total liabilities for periods increased to $1,401,091 as at January 31, 2022 from $1,138,340 as at January 31, 2021. While notes payable, including convertible notes increased to 1,081,580 from $977,100.

As the Company has not completed any installations, it has not generated any revenue. The Company relies on the sale of equity and loans from investors to meets its cash needs.

Operating expenses for the 3 months ended January 31, 2022, as compared to the same period in 2021 increased to $787,289 from $546,180. The increase was due to an increase in travel expense and profession fees. For the nine-month period ended January 31, 2022, and January 31, 2021, operating expenses increased to $4,234,751 from $1,002,621. The increase was due to significant increases in travel expense, legal fees, professional fees, and payment for services in stock.

Cash used in operating activities increased from ($3,420,176) for the nine-month period ended January 31, 2022, to ($1,420,420) for the period ended January 31, 2021. Likewise, cash provided from financing activities increased to $3,709,681 from $1,220,468 for the period ended January 31, 2022, and 2021, respectively.

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

GREEN STREAM HOLDINGS, INC.

Date: March 22, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

