Form 10-Q/A
period 2022-01-31
Green Stream Holdings Inc.
filed 2022-08-01
CIK 1437476

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2022
Common Stock, $0.001 par value per share	444,034,166

Table of Contents

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	3

	Consolidated Balance Sheets January 31, 2022 and April 30, 2021	3
	Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2022 and January 31, 2021	4
	Consolidated Statements of Changes in Stockholders’ Deficit for the Nine Months ended January 31, 2022	5
	Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2022 and January 31, 2021	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

	SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT JANUARY 31, 2022 & APRIL 30, 2021

(UNAUDITED)

	January 31, 2022	April 30, 2021
ASSETS
Current Assets
Cash	$–	$25
Total Current Assets	–	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	530,831	1,135,615
Other Assets
Other assets	725,935	–

TOTAL ASSETS	$1,256,766	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$241,528	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	53,904	10,872
Due to related party ( Note 7)	24,079	225,077
Notes Payable (Note 8)	331,980	311,900
Convertible Notes Payable (Note 9)	749,600	290,000
Total Current Liabilities	1,401,091	927,297

TOTAL LIABILITIES	1,401,091	927,297

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at January 31, 2022 and at April 30, 2021 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at January 31, 2022 and at April 30, 2021 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at January 31, 2022 and at April 30, 2021 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 435,239,703 Issued and Outstanding at January 31, 2022 and 159,959,140 at April 30, 2021	435,240	159,959
Additional paid-in-capital	13,649,857	9,372,230
Accumulated deficit	(14,230,835)	(9,325,230)
Total Stockholders’ Equity (Deficit)	(144,325)	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,256,766	$1,135,640

The accompanying notes are an integral part of the financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 & JANUARY 31, 2021

(UNAUDITED)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	109,969	64,759	211,267	320,146
Advertising & Promotion	96,000	39,217	807,329	112,808
Depreciation and amortization	15,020	15,020	45,060	30,040
Travel	175,072	53,413	403,953	117,721
Insurance	5,273	–	38,009	770
Legal Fees	165,000	45,000	663,494	195,450
Professional Fees	215,567	81,628	854,428	192,803
Stock in lieu of services	–	–	1,121,910	3,233
Rent	5,388	6,650	89,302	29,650
Total Operating expenses	787,289	305,687	4,234,751	1,002,621

NET OPERATING INCOME/ LOSS	(787,289)	(305,687)	(4,234,751)	(1,002,621)

OTHER INCOME/(EXPENSE)
Impairment expense	–	–	(615,654)	–
Finance and interest fees	(33,533)	(21,154)	(55,169)	(76,194)

NET INCOME/(LOSS)	(820,822)	(326,841)	$(4,905,575)	$(1,078,815)

Basic and Diluted Loss per Common Share	$(.0019)	$(.0042)	$(.012)	$(.014)

Weighted Average Number of Common Shares Outstanding	435,239,703	77,654,000	435,239,703	77,654,000

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 & JANUARY 31, 2021

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Commitment for share issuance	–	–	–	–	(193,000)	–	(193,000)
Issuance of Common Shares for Services	–	–	15,975,000	15,975	–	–	15,975
Issuance of Common Shares for REG A	–	–	2,500,000	2,500	471,800	–	474,300
Issuance of Common Shares for financing	–	–	20,220,000	20,220	212,262	–	232,482
Net Loss July 31, 2020	–	–	–	–	–	(606,460)	(606,460)
Balance July 31, 2020	1,413,000	$1,413	65,396,665	$65,396	$1,355,602	$(972,702)	$449,709

Issuance of Common Shares for Services	–	–	1,000,000	1,000	–	–	1,000
Issuance of Common Shares for Financing	–	–	507,500	508	34,562	–	34,620
Issuance of Common Shares for Settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss October 31, 2020	–	–	–	–	–	(148,334)	(148,334)
Balance October 31, 2020	1,413,000	$1,413	69,136,490	$69,136	$1,390,164	$(1,124,036)	$336,678

Issuance of Common Shares for REG A	–	–	2,562,510	2,562	205,000	–	207,563
Issuance of Common Shares for financing	–	–	5,955,000	5,955	(116,029)	–	(110,074)
Net Loss January 31, 2021	–	–	–	–	–	(326,841)	(326,841)
Balance January 31, 2021	1,413,000	$1,413	77,654,000	$77,654	$1,479,135	$(1,447,877)	$110,325

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common Shares for Services	–	–	8,343,000	8,343	551,967	–	560,310
Issuance of Common Shares for REG A	–	–	27,183,352	27,184	1,203,816	–	1,231,000
Issuance of Common Shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	124,219
Net Loss July 31, 2021	–	–	–	–	–	(1,807,070)	(1,807,070)
Balance July 31, 2021	1,413,000	$1,413	197,210,767	$197,211	$11,126,288	$(11,132,329)	$192,583

Issuance of Common Shares for Services	–	–	7,800,000	7,800	553,800	–	561,800
Issuance of Common shares for Debt Conversion	–	–	30,654,716	30,655	122,845	–	153,500
Issuance of Common Shares for REG A	–	–	91,545,832	91,546	1,283,924	–	1,375,470
Net Loss October 31, 2021	–	–	–	–	–	(2,277,684)	(2,277,684)
Balance October 31, 2021	1,413,000	$1,413	327,211,315	$327,212	$13,086,857	$(13,410,013)	$5,469

Issuance of Common shares for Debt Conversion	–	–	59,028,388	59,028	–	–	59,028
Issuance of Common Shares for REG A	–	–	49,000,000	49,000	563,000	–	612,000
Net Loss January 31, 2022	–	–	–	–	–	(820,822)	(820,822)
Balance January 31, 2022	1,413,000	$1,413	435,239,703	$435,240	$13,649,857	$(14,230,835)	$(144,325)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 & JANUARY 31, 2021

(UNAUDITED)

	January 31, 2022	January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,905,575)	$(1,078,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	45,060	30,040
Shares issued for services	1,121,910	3,233
Impairment expense	615,654	–
Changes in operating assets and Liabilities:
Increase/(decrease) in accrued interest payable	43,032	–
(Increase)/decrease in other current assets	(492,337)	–
Increase/ (decrease) in accounts payable	152,080	(14,379)
Overdraft		17,501
Net cash used in operating activities	(3,420,176)	(1,042,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	(289,530)	(172,245)
Net cash provided by (used in) investing activities	(289,530)	(172,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	(200,998)	122,563
Proceeds from Notes Payable	479,680	415,405
Proceeds from Reg A	3,218,471	682,500
Principal payments on convertible debt	212,528	–
Net cash provided by (used in) financing activities	3,709,681	1,220,468

Net increase (decrease) in cash and cash equivalents	(25)	5,803

Cash and cash equivalents - beginning of period	25	–

Cash and cash equivalents - end of period	$–	$5,803

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$1,725	$–

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

The following schedule is Notes Payable at January 31, 2022 and January 31, 2021:

Description	January 31, 2021	January 31, 2020

Note Payable to Ford Motor Credit	$31,080	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Notes Payable Sixth Street Lending	250,000	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	239,600	–

Note Payable Quick Capital LLC	50,000	–

Note Payable GS Capital	210,000	–

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$1,081,580	$340,900

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

On April 14, 2021 the Company borrowed $325,000 from Quick Capital LLC with an interest rate of 10%. The Company repaid $50,000 on July 8, 2021. The note holder converted $18,000 on November 17, 2021 and $17,400 on January 27, 2022. The noteholder has the right to convert to common stock at a fixed conversion price of $.001. The balance on the note is $239,600 at January 31, 2022.

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

GREEN STREAM HOLDINGS, INC.

Date: August 1, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

