Form 10-K
period 2022-04-30
Green Stream Holdings Inc.
filed 2022-08-15
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-36843

GREEN STREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	20-1144153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 E. Fifth Street, Suite 100 Sheridan, WY	82801
(Address of principal executive offices)	(Zip Code)

(310) 230-0240

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2022
Common Stock, $0.001 par value per share	530,153,815

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2021: $0.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company has yet to generate revenue from its operations during the fiscal year ended April 30, 2022 and it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it must: 1. Continue to raise through capital infusions, either by means of equity or debt offerings, a minimum of $1 million and up to $5 million; or 2. Continue to secure license and development agreements that provide up-front fees or guaranteed, royalties, in a minimum amount of $1 million and up to $5 million. The Company has prepared filings with the Securities and Exchange Commission to become a fully reporting registrant under the Securities and Exchange Act of 1934, as amended. Management believes that this action will allow the Company to move its common stock to a more stable market exchange, and provide greater transparency to the Company’s operations, both necessary steps towards attracting institutional investors. During the fiscal year ended April 30, 2020, the Company also received purchase orders for multiple solar projects. The Company has secured two new Community Solar Project agreements (the "Agreement") with Cube Smart Self Storage of Hackensack, NJ ("Cube Smart"). The new locations are anticipated to produce an additional $6.6 million in revenues, that’s in addition to the previously announced $3.9 million totaling $9.9 million for the entire project over a period of 25 years. The Company incurred net losses for the years ended April 30, 2021 and 2022 of ($8,956,197) and ($3,805,472), respectively. Cumulative losses since inception are ($14,258,484). The Company has a working capital deficit at April 30, 2022 of $3,861. Despite the current private stock offerings and new contracts, there is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds to grow their underlying business. As explained above, the Company is currently raising working capital to fund its operations via private placements of common stock, and has ongoing and pending contracts that are expected to generate operating cash to support operations well into 2023. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital. The Company has substantial Commitments for Capital Expenditures. In 2021 the Company acquired $265,021 of property and equipment. It does not immediately anticipate a further purchase of facilities or significant equipment.

Results of Operations Year Ended April 30, 2021 Compared to Year Ended April 30, 2022

For the year ending April 30, 2022, the Company’s gross margin was 0% as a percentage of net sales as it was in 2021. Management does not place great weight on these gross profit results at this time, as sales revenue and cost of goods sold figures are in an early stage of developing and refinement.

Operating Expenses

Operating Expenses incurred for the year ending April 30, 2021 were $8,369,327 compared to $3,121,994 for the year ending April 30, 2022, a decrease of $5,150,725. The majority of the decrease was due to additional general and administrative expenses in the previous year reflective of the additional legal and accounting to move the Company toward being fully reporting. In 2021, the Company recognized a loss of $159,050 pursuant to converting debt into common stock. Income and Earnings per Share. Net loss per weighted average share was ($0.06) for 2021 and ($0.007) for 2022.

Liquidity and Capital Resources

In the year ended April 30, 2022, the Net Cash Flow used in Operations was $1,924,016 compared to $3,779,159 for the year ended April 30,201. In the year ended April 30, 2022, the Net Cash Flow used in Investing was $781,865 compared to $365,021 for the year ended April 30, 2021. In the year ended April 30, 2022, the Net Cash Flow provided by financing activities was $2,705,881 compared to $4,029,478 for the year ended April 30, 2021. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term, and believes that it currently has cash reserves and cash commitments available to fund operations through the end of the year or longer.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements at this time.

Plan of Operations

The Company plans to continue to marketing its renewable energy generation systems, focusing on solar resources, as a replacement of fossil fuel energy generation equipment. The Company intends to do this by serving as the administrator of solar system installations to be provided by the Company’s vendors, and a coordinating agent for leasing arrangements relating to those systems. In the next twelve months we intend to focus on projects in the $50,000 to $5,000,000 range. GSFI will provide financing for those projects through investment of its own funds, management of project-specific investor funds, and leasing of solar energy equipment and components. As of the date of this annual statement, we are currently engaged if four (4) Solar Roof Leases in the New York and New Jersey metropolitan area, each for a term of twenty-five (25) years at $2,000 per month with annual increases of 2%. As of the date of this annual statement, the Company was actively seeking to develop solar systems at all the locations subject to our leases. The leases will not commence until the Company has arranged for the commencement of construction of a solar system at the site. The construction of each solar system will cost the Company approximately $60,000 to $2,000,000 to build depending on the specifications of the system and any applicable tax credits.

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

Timetable for Solar System Installations

Project	Anticipated Completion Date	Anticipated Cost	Anticipated Developer
8012 Tonneli Ave, N. Bergen, NJ	November, 2022	Pending**	Amergy
11 Station Road, Bellport, NY	December, 2022	Pending**	Amergy
607 Station Road, Bellport, NY	January, 2023	Pending**	Amergy
747 Main Street, New Rochelle NY	January 2023	Pending**	Amergy

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

During the first calendar quarter of 2022, we will require approximately $7 million of which approximately $2 million will be used to repay the Company’s currently outstanding convertible notes and approximately $5 million will be used for the design, construction and installment of the Company’s first four or five solar facility projects.

During the second calendar quarter of 2022, providing the Company can complete one or more solar systems at locations under the Solar Leases, the Company expects to commence revenue generating operations. If four or more such solar systems are operational, it is anticipated that revenues from the resale of electricity to the applicable utilities will generate approximately $50,000 to $60,000 per quarter based on the projections we received from Amergy as to the amount of power these systems will generate, and the current amounts the applicable electric utilities will pay for electricity generated using solar power. However, there can be no assurance that these facilities will ever generate revenues or in the amounts we are anticipating.

Thereafter, in the third quarter of 2022, providing the Company has generated revenue generating operations, the Company anticipates it will be profitable within the quarter. The Company will continue to seek additional candidates for leases of the solar systems it markets and intends to sell and anticipates it will be required to raise additional capital through the sale of its securities or debt. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

Anticipated Milestones

The Company anticipates completing projects it has already started, and potentially expand with new leases and projects, possibly in new states, as described in the table below.

Milestone	Anticipated Commencement Date	Completion Date	Categories of Expenditures
8012 Tonneli Ave, N. Bergen NJ	November 2022	March 2022	Contractors, equipment, transportation, developer
11 Station Road Bellport NY	December 2022	April 2022	Contractors, equipment, transportation, developer
607 Station Road Bellport NY	January 2023	May 2022	Contractors, equipment, transportation, developer
747 Main Street, New Rochelle NY	January 2023	May 2022	Contractors, equipment, transportation, developer
Expansion New State	Efforts Expected to Start 3rd Quarter 2022	Third Quarter 2022	Marketing, Travel, Consultants
Expansion 2nd New State	Efforts Expected to Start 4th Quarter 2022	Fourth Quarter 2022	Marketing, Travel, Consultants

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

If we are unable to raise the net proceeds from our Offering or other financing activities that we believe are needed to fund or business plan, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to complete existing solar system projects or initiate new ones, or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of the offering.

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

April 30, 2022 and April 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Stream Holdings, Inc.

Green Stream Holdings, Inc.

CONSOLIDATED BALANCE SHEET

	April 30, 2022	April 30, 2021

ASSETS
Current Assets
Cash	$25	$25
Total Current Assets	25	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	620,951	1,135,615
Other Assets
Intangible asset, net of amortization (Note 4)	725,935	–

TOTAL ASSETS	$1,241,771	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$117,574	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	66,558	10,872
Due to related party (Note 7)	–	225,077
Notes Payable (Note 8)	311,900	311,900
Convertible Notes Payable (Note 9)	749,600	290,000
Total Current Liabilities	1,245,632	927,297

TOTAL LIABILITIES	1,245,632	927,297

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 530,153,815 Issued and Outstanding at April 30, 2022 and 159,959,140 at April 30, 2021	530,154	159,959
Additional paid-in-capital	13,723,056	9,372,230
Accumulated deficit	(14,258,484)	(9,325,259)
Total Stockholders’ Equity (Deficit)	(3,861)	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,241,771	$1,135,640

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Twelve Months Ended April 30,
	2022	2021

REVENUES:

Sales	$–	$–

TOTAL REVENUE	–	–

OPERATING EXPENSES:

Administrative expenses	55,932	355,678
Advertising	807,329	949,958
Depreciation	60,080	45,060
Insurance	38,009	30,670
Legal Fees	498,469	590,045
Professional Fees	261,912	1,066,797
Rent	99,390	137,444
Transfer Agent	36,922	46,590
Stock in lieu of services	1,121,910	4,898,745
Travel	409,953	248,340
Total Operating expenses	3,121,994	8,369,327

NET OPERATING INCOME/ LOSS	(3,121,994)	(8,369,327)

OTHER INCOME/(EXPENSES):
Write off of Impaired assets	(615,654)	(185,000)
Prior Management Settlement		(183,000)
Finance and interest fees	(67,824)	(218,870)

NET INCOME (LOSS)	$(3,805,472)	$(8,956,197)

Basic Loss per Common Share	$(0.007)	$(0.06)
Diluted Loss per Common Share	$(0.007)	$(0.06)

Weighted Average Number of Common Shares Outstanding, Basic	530,153,815	159,959,140
Weighted Average Number of Common Shares Outstanding, Diluted	530,153,815	159,959,140

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Twelve Months Ended April 30, 2022

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931)	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(3,805,472)	(3,805,472)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,258,484)	$(3,861)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	April 30, 2022	April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,805,472)	$(8,956,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization
Depreciation	60,080	45,060
Impairment expense	615,654	185,000
Shares issued for settlement	–	2,233
Shares issued for services	1,121,910	4,898,745
Discount amortization	–	55,000
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	55,686	6,000
Increase/(decrease) in other current liabilities	–	(60,000)
Increase/ (decrease) in accounts payable	28,126	45,000
Net cash used in operating activities	(1,924,016)	(3,779,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	781,865	265,021
Net cash provided by (used in) investing activities	(781,865))	(265,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	(225,077)	83,508
Proceeds from Notes Payable	459,600	465,000
Proceeds from sale of stock	3,218,471	3,710,970
Debt Conversion	(747,113)	(230,000)
Net cash provided by (used in) financing activities	2,705,881	4,029,478

Net increase (decrease) in cash and cash equivalents	–	(14,702)
Cash and cash equivalents - beginning of period	25	14,727
Cash and cash equivalents - end of period	$25	$25

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$29,000

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 and 2021

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

I. FAIR VALUE MEASUREMENT

The Company determines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, and accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $807,329 and $949,958 for the twelve months ended April 30, 2022 and 2021 respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to April 30, 2022 through the date these financial statements were issued.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2022 the Company had a loss from operations, for the twelve months ended, of $3,805,472, and an accumulated deficit of $14,258,484 and negative working capital of $1,245,607. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2022 and April 30, 2021 consists of the following:

	April 30, 2021	April 30, 2020

Furniture and Fixtures	$726,091	$1,180,714
Less: Accumulated Depreciation	(105,140)	(45,060)
Net Property and Equipment	$620,951	$1,135,654

Depreciation expense for the year ended April 30, 2022 was $60,080 and $45,060 for April 30, 2021 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at April 30, 2022 and April 30, 2021 consists of the following:

	April 30, 2022	April 30, 2021

Intangible Assets	$185,000	$185,000
Less: Accumulated Amortization	–	–
Less: Impairment	(185,000)	(185,000)
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects.  At April 30, 2021, the Company has determined that the intangible asset should be fully impaired as of April 30, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of April 30, 2021, we had 530,153,815 shares of Common Stock and of:

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended April 30, 2022 and 2020 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	April 30, 2021	April 30, 2020

Loss before income tax benefit	$3,805,472	$4,074,672
Expected income tax benefit	(1,141,641)	(1,498,636)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$1,141,641	$1,498,636
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $14,258,484 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $14,258,484 total $4,277,532 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2021. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the twelve months ended April 30, 2022 and 2021 a Company shareholder had advanced $0 and $225,077 respectively of personal funds. As of April 30, 2022 and 2021 the Company owed the shareholder $0 and $225,077 respectively.

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

The following schedule is Notes Payable at April 30, 20210 and April 30, 2020:

Description	April 30, 2021	April 30, 2021

Note Payable to Ford Motor Credit	$81,000	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,700	14,000

Notes Payable Sixth Street Lending	250,000	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Leonite Capital		290,000

Note Payable Quick Capital LLC	190,800	239,600

Note Payable Quick Capital LLC	55,000	50,000

Note Payable GS Capital	130,000	–

Note Payable Other	100,000	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$1,061,500	$977,100

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

On May 27, 2021 the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $50,000 along with $1,012 interest on January 19, 2022. The balance on the note is $180,000 at April 30, 2022.

On April 14, 2021 the Company sold preferred stock of $325,000 to Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The Company repaid $50,000 on July 8, 2021. The note holder converted or exercised its preferred rights for $18,000 on November 17, 2021 and $17,400 on January 27, 2022. The noteholder thus has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the preferred is $190,800 at April 30, 2022.

On August 26, 2021 the Company borrowed $55,000 from Quick Capital LLC with an interest rate of 10%. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.001. The balance on the note is $55,000 at April 30, 2022. Additionally, in August, 2021, Quick-Capital also invested $50,000 in a private transaction with the Company at $0.005 for 10,000,000 common shares.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events were evaluated through July 31, 2022 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

GREEN STREAM HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	August 15, 2022
James Ware

