Form 10-K/A
period 2022-04-30
Green Stream Holdings Inc.
filed 2022-08-16
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

THIS AMENDMENT IS SOLELY FOR THE PURPOSE OF PROVIDING THE NOTES WHICH WERE LEFT OFF OF THE PREVIOUS FILING AND THE UPDATING OF CERTAIN NUMBERS AND DATES.

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	April 30, 2022	April 30, 2021

Loss before income tax benefit	$3,805,472	$4,074,672
Expected income tax benefit	(1,141,641)	(1,498,636)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$1,141,641	$1,498,636
Total income tax	$–	$–

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

The following schedule is Notes Payable at April 30, 2022 and April 30, 2021:

Description	April 30, 2022	April 30, 2021

Note Payable to Ford Motor Credit	$81,000	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,700	14,000

Notes Payable Sixth Street Lending	250,000	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Leonite Capital		290,000

Note Payable Quick Capital LLC	190,800	239,600

Note Payable Quick Capital LLC	55,000	50,000

Note Payable GS Capital	130,000	–

Note Payable Other	100,000	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$1,061,500	$977,100

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

On July 13, 2022 the Company executed a Promissory Note in the amount of $6,553 in favor of of GlobalOne Filings, Inc with a 30 day term.

On February 24, 2022 the Company borrowed the sum of $38,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of August 24, 2023,  and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04.

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $38,750.00

On May 22, 2022 the Company borrowed the sum of $38,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of November 24, 2023,  and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04.

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $38,750.00.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events were evaluated through July 31, 2022 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Articles of Conversion *
2.2	Articles of Merger *
2.3	Acquisition and Merger Agreement *
3.1	Amended and Restated Articles of Incorporation *
3.2	Bylaws *
10.1	Settlement Agreement *
10.2	Amendment to Settlement Agreement *
10.3	Advisory Agreement with Anthony Morali *
10.4	Solar Lease Agreement with 999 Route 25A Stony Brook LLC dated July 15, 2020 *
10.5	Solar Lease Agreement with 2149 Boston Post Road, LLC dated July 15, 2020 *
10.6	Solar Lease Agreement with North Bergen NJPC LLC dated July 15, 2020 *
10.7	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 15, 2020 *
10.8	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 20, 2020 *
10.9	Amendment to Letter Agreement with Amergy Solar dated July 26, 2021 *
10.10	Common Stock Purchase Agreement *
14	Code of Ethics *
21	Subsidiaries of the Registrant *
31.1	CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ____________________

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: August 16, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	August 16, 2022
James Ware

