Form 10-K/A
period 2022-04-30
Green Stream Holdings Inc.
filed 2022-08-17
CIK 1437476

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

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $38,750.00

On May 2, 2022 the Company borrowed the sum of $38,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of November 2, 2023, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04.

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

