Form 10-K/A
period 2022-04-30
Green Stream Holdings Inc.
filed 2022-08-18
CIK 1437476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment 3)

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

Green Stream Holdings, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

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

F-2

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

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

F-3

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

F-4

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

(Unaudited)

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

GREEN STREAM HOLDINGS, INC.

Date: August 18, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	August 18, 2022
James Ware

