Form 10-Q
period 2022-07-31
Green Stream Holdings Inc.
filed 2022-09-29
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2022
Common Stock, $0.001 par value per share	3,282,725,878

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2022	July 31, 2021
ASSETS
Current Assets
Cash	$25	$7,924
Total Current Assets	25	7,924

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	620,951	1,120,595
Other Assets
Other assets (Note 4)	725,935	270,000

TOTAL ASSETS	$1,346,911	$1,398,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$139,389	$65,693
Other Current Liabilities	–	–
Accrued Interest Payable	66,558	20,766
Due to related party (Note 8)	–	225,077
Notes Payable (Note 9)	311,900	311,900
Convertible Notes Payable (Note 10)	544,500	582,500
Total Current Liabilities	1,062,347	1,205,936

TOTAL LIABILITIES	1,062,347	1,205,936

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2022 and at July 31, 2021 respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2022 and at July 31, 2021 respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2022 and at July 31, 2021 respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 2,942,223,044 Issued and Outstanding at July 31, 2022 and 197,210,767 at July 31, 2020	2,942,223	197,211

Additional paid-in-capital	11,621,912	11,126,288
Accumulated deficit	(14,280,984)	(11,132,329)
Total Stockholders’ Equity (Deficit)	284,564	192,583

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,346,911	$1,398,519

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2022	2021
REVENUES:
Sales	$–	$–

TOTAL REVENUE	–	–

OPERATING EXPENSES:
Administrative expenses	685	15,253
Advertising	–	476,290
Depreciation	–	15,020
Insurance	–	32,736
Legal Fees	12,000	42,450
Professional Fees	–	153,175
Rent	–	23,000
Transfer Agent	–	–
Stock in lieu of services	–	3,232
Travel	9,815	9,308
Total Operating expenses	22,500	551,420

NET OPERATING INCOME/ LOSS	(22,500)	(551,420)

OTHER INCOME/EXPENSES:
Finance and interest fees	–	(55,040)

NET INCOME (LOSS)	$(22,500)	$(606,460)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,942,223,044	197,210,767

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended July 31, 2022 and 2021

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931)	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(3,805,472)	(3,805,472)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,258,484)	$(3,861)

Issuance of Common Shares for Debt Conversion	–	–	2,412,069,229	2,412,069	2,101,144	–	310,925
Net Loss July 31, 2022	–	–	–	–	–	(22,500)	(22,500)

Balance July 31, 2022	1,413,000	$1,413	2,942,223,044	$2,942,223	$11,621,912	$(14,280,984)	$284,564

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	July 31, 2022	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(22,500)	$(1,807,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	–
Shares issued for services	–	560,310
Discount amortization	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	–	9,865
Increase/(decrease) in other current liabilities	–	–
Increase/ (decrease) in accounts payable	21,815	(23,726)
Net cash used in operating activities	(685)	(1,245,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in other assets	–	(270,000)
Net cash provided by (used in) investing activities	–	(270,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	–
Proceeds from Convertible Notes Payable	–	315,000
Proceeds from sale of stock	–	1,231,000
Principal payments on convertible debt	–	(22,500)
Net cash provided by (used in) financing activities	–	1,523,500

Net increase (decrease) in cash and cash equivalents	(685)	7,899

Cash and cash equivalents - beginning of period	7,924	25

Cash and cash equivalents - end of period	$7,239	$7,924

NON CASH TRANSACTIONS
Stock Dividend	$–	$1,725

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022 and 2021

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $949,958 for the three months ended July 31, 2022 and 2021 respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2022 through the date these financial statements were issued.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2022 the Company had a loss from operations, for the three months ended, of $22,500, and an accumulated deficit of $14,280,984 and negative working capital of $1,245,607. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2022 and July 31, 2021 consists of the following:

	July 31, 2022	July 31, 2021

Furniture and Fixtures	$726,091	$1,180,714
Less: Accumulated Depreciation	(105,140)	45,060
Net Property and Equipment	$620,951	$1,135,654

Depreciation expense for the three months ended July 31, 2022 was $0 and $45,060 for April 30, 2021 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at July 31, 2022 and July 31, 2021 consists of the following:

	July 31, 2022	July 31, 2021

Intangible Assets	$185,000	$185,000
Less: Accumulated Amortization	–	–
Less: Impairment	(185,000)	(185,000)
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects.  At April 30, 2021, the Company has determined that the intangible asset should be fully impaired as of April 30, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of July 31, 2022, we had 2,942,223,044 shares of Common Stock and of:

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2022 and 2021 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	July 31, 2022	July 31, 2021

Loss before income tax benefit	$3,827,972	$4,074,672
Expected income tax benefit	(1,141,641)	(1,498,636)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$1,141,641	$1,498,636
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $14,280,984 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $14,280,984 total $4,277,532 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at July 31, 2022. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2022 and 2021 a Company shareholder had advanced $0 and $225,077 respectively of personal funds. As of July 31, 2022 and 2021 the Company owed the shareholder $0 and $225,077 respectively.

NOTE 8 – NOTES AND OTHER LOANS PAYABLE

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10 % interest compounded annually. The Company accrued interest for the Three months ended January 31, 2020 in the amount of $559. On January 8, 2020, the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%.

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

The following schedule is Notes Payable at April 30, 20210 and April 30, 2020:

Description	July 31, 2021	April 30, 2021

Note Payable to Ford Motor Credit	$81,700	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Notes Payable Sixth Street Lending	72,500	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	25,000	290,000

Note Payable Quick Capital LLC	190,800	239,600

Note Payable Quick Capital LLC	55,000	50,000

Note Payable GS Capital	77,400	–

Note Payable Other	100,000	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$856,400	$977,100

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

On May 27, 2021 the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $50,000 along with $1,012 interest on January 19, 2022. The balance on the note is $77,400 at July 31, 2022.

On April 14, 2021 the Company sold preferred stock of $325,000 to Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The Company repaid $50,000 on July 8, 2021. The note holder converted or exercised its preferred rights for $18,000 on November 17, 2021 and $17,400 on January 27, 2022. The noteholder thus has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the preferred is $0 at July 31, 2022.

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

On November 8, 2021 the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $0.00 at July 31, 2022.

On November 29, 2021 the Company borrowed the sum of $58,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 28, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at July 31, 2022.

On December 21, 2021 the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of June 21, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at July 31, 2022.

On January 11, 2022 the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of July 11, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at July 31, 2022.

On February 24, 2022 the Company borrowed the sum of $38,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of August 24, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $38,750 at July 31, 2022.

On May 2, 2022 the Company borrowed the sum of $33,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of November 2, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $33,750 at July 31, 2022.

On July 13, 2022 the Company borrowed $25,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $25,000 at July 31, 2022.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through September 27, 2022 which is the date the financial statements were available to be issued. On August 9, 2022 the company the sum of $39,250.00 from 1800 Diagonal Lending LLC, a Virginia corporation. The note has a Maturity date of February 9, 2024 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $39,240.00 at July 31, 2022.

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

GREEN STREAM HOLDINGS, INC.

Date: September 29, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

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

