Form 10-Q/A
period 2022-07-31
Green Stream Holdings Inc.
filed 2022-09-30
CIK 1437476

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2022
Common Stock, $0.001 par value per share	3,282,725,878

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2022	April 30, 2022
ASSETS
Current Assets
Cash	$25	$25
Total Current Assets	25	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	620,951	620,951
Other Assets
Other assets (Note 4)	725,935	620,795

TOTAL ASSETS	$1,346,911	$1,241,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$139,389	$117,574
Other Current Liabilities	–	–
Accrued Interest Payable	66,558	66,558
Due to related party (Note 8)	–	–
Notes Payable (Note 9)	311,900	311,900
Convertible Notes Payable (Note 10)	544,500	749,600
Total Current Liabilities	1,062,347	1,245,632

TOTAL LIABILITIES	1,062,347	1,245,632

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2022 and at April 30, 2022, respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2022 and at April 30, 2022, respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2022 and at April 30, 2022, respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 2,942,223,044 Issued and Outstanding at July 31, 2022 and 530,153,815 at April 30, 2022	2,942,223	530,154

Additional paid-in-capital	11,621,912	13,723,056
Accumulated deficit	(14,280,984)	(14,258,484)
Total Stockholders’ Equity (Deficit)	284,564	(3,861)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,346,911	$1,241,771

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2022	2021
REVENUES:
Sales	$–	$–

TOTAL REVENUE	–	–

OPERATING EXPENSES:
Administrative expenses	685	15,253
Advertising	–	476,290
Depreciation	–	15,020
Insurance	–	32,736
Legal Fees	12,000	238,835
Professional Fees	–	261,912
Rent	–	70,149
Transfer Agent	–	36,922
Stock in lieu of services	–	560,310
Travel	9,815	89,778
Total Operating expenses	22,500	1,797,205

NET OPERATING INCOME/ LOSS	(22,500)	(1,797,205)

OTHER INCOME/EXPENSES:
Finance and interest fees	–	(9,865)

NET INCOME (LOSS)	$(22,500)	$(1,807,070)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,942,223,044	197,210,767

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

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	July 31, 2022	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(22,500)	$(1,807,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	15,020
Shares issued for services	–	560,310
Discount amortization	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	–	9,865
Increase/(decrease) in other current liabilities	–	–
Increase/ (decrease) in accounts payable	21,815	(23,726)
Net cash used in operating activities	(685)	(1,245,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in other assets	–	(270,000)
Net cash provided by (used in) investing activities	–	(270,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	–
Proceeds from Convertible Notes Payable	–	315,000
Proceeds from sale of stock	–	1,231,000
Principal payments on convertible debt	–	(22,500)
Net cash provided by (used in) financing activities	–	1,523,500

Net increase (decrease) in cash and cash equivalents	(685)	7,899

Cash and cash equivalents - beginning of period	7,924	25

Cash and cash equivalents - end of period	$7,239	$7,924

NON CASH TRANSACTIONS
Stock Dividend	$–	$1,725

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $476,290 for the three months ended July 31, 2022 and 2021 respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2022 and July 31, 2021 consists of the following:

	July 31, 2022	April 30, 2022

Furniture and Fixtures	$726,091	$726,091
Less: Accumulated Depreciation	(105,140)	(105,140)
Net Property and Equipment	$620,951	$620,951

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The following schedule is Notes Payable at July 31, 2022 and April 30, 2022:

Description	July 31, 2022	April 30, 2022

Note Payable to Ford Motor Credit	$81,700	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Notes Payable Sixth Street Lending	72,500	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	25,000	290,000

Note Payable Quick Capital LLC	190,800	239,600

Note Payable Quick Capital LLC	55,000	50,000

Note Payable GS Capital	77,400	–

Note Payable Other	100,000	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$856,400	$977,100

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

GREEN STREAM HOLDINGS, INC.

Date: September 30, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

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

