Form 10-K/A
period 2022-04-30
Green Stream Holdings Inc.
filed 2022-10-18
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment 4)

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

Our ability to start projects and raise funding could be adversely impacted by COVID-19 and the stay at home orders of certain states and localities

While the COVID-19 pandemic is adversely impacting all sectors of the economy, we may be subject to certain specific risks:

•	We are attempting to raise capital through an offering pursuant to Regulation A of the Securities Act. Due to economic conditions investors may be hesitant to invest in new and emerging companies.

•	Locations where we intend to build facilities and place equipment are currently under stay at home orders from state and local governments that prevent construction and are delaying permitting of potential projects.

•	The significant decrease in oil prices lessens the appeal of solar installations as it takes longer to recover the upfront installation costs and makes pricing less competitive against fossil fuels.

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

Dealings with the Company

The Company’s Chief Executive and Financial Officer controls the business and affairs of the Company. Consequently, he will be able to control his own compensation and to approve dealings, if any, by the Company with other entities with which he is also involved. Furthermore, the Chief Executive and Financial Officer controls the majority of the voting power in the Company. Although the President intends to act fairly and in full compliance with his fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Company than it could have obtained had it been dealing with unrelated persons.

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

Consolidated Condensed Financial Statements

April 30, 2022 and April 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Stream Holdings, Inc.

Green Stream Holdings, Inc.

CONSOLIDATED BALANCE SHEET

	April 30, 2022	April 30, 2021

ASSETS
Current Assets
Cash	$25	$25
Total Current Assets	25	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	115,500	1,135,615
Other Assets
Intangible asset, net of amortization (Note 4)	725,935	–

TOTAL ASSETS	$841,460	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$240,437	$89,448
Other Current Liabilities	–	–
Accrued Interest Payable	66,558	10,872
Due to related party (Note 7)	–	225,077
Notes Payable (Note 8)	327,700	311,900
Convertible Notes Payable (Note 9)	503,300	290,000
Total Current Liabilities	1,137,995	927,297

TOTAL LIABILITIES	1,137,995	927,297

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 530,153,815 Issued and Outstanding at April 30, 2022 and 159,959,140 at April 30, 2021	530,154	159,959
Additional paid-in-capital	13,723,056	9,372,230
Accumulated deficit	(14,551,158)	(9,325,259)
Total Stockholders’ Equity (Deficit)	(296,535)	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$841,460	$1,135,640

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Twelve Months Ended April 30,
	2022	2021

REVENUES:

Sales	$–	$–

TOTAL REVENUE	–	–

OPERATING EXPENSES:

Administrative expenses	55,932	355,678
Advertising	807,329	949,958
Depreciation	60,080	45,060
Insurance	38,009	30,670
Legal Fees	498,469	590,045
Professional Fees	261,912	1,066,797
Rent	99,390	137,444
Transfer Agent	36,922	46,590
Stock in lieu of services	1,121,910	4,898,745
Travel	409,953	248,340
Total Operating expenses	3,389,906	8,369,327

NET OPERATING INCOME/ LOSS	(3,389,906)	(8,369,327)

OTHER INCOME/(EXPENSES):
Write off of Impaired assets	(1,015,965)	(185,000)
Prior Management Settlement		(183,000)
Finance and interest fees	(67,824)	(218,870)

NET INCOME (LOSS)	$(4,473,695)	$(8,956,197)

Basic and Diluted Loss per Common Share	$(0.007)	$(0.06)

Weighted Average Number of Common Shares Outstanding	530,153,815	159,959,140

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Twelve Months Ended April 30, 2022

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931)	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(752,204)	(371,563)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,473,695)	(4,473,695)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,551,158)	$(296,535)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	April 30, 2022	April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,473,695)	$(8,956,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization
Depreciation	60,080	45,060
Impairment expense	1,015,965	185,000
Shares issued dividend	1,726	2,233
Shares issued for services	1,316,229	4,898,745
Discount amortization	–	55,000
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	55,686	6,000
Increase/(decrease) in other current liabilities	–	(60,000)
Increase/ (decrease) in accounts payable	150,989	45,000
Net cash used in operating activities	(1,873,020)	(3,779,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	781,865	265,021
Net cash provided by (used in) investing activities	(781,865)	(265,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	(225,077)	83,508
Proceeds from Notes Payable	(27,600)	465,000
Proceeds from sale of stock	3,218,469	3,710,970
Debt Conversion	(310,907)	(230,000)
Net cash provided by (used in) financing activities	2,654,885	4,029,478

Net increase (decrease) in cash and cash equivalents	–	(14,702)
Cash and cash equivalents - beginning of period	25	14,727
Cash and cash equivalents - end of period	$25	$25

NON CASH TRANSACTIONS
Shares issued for dividend	$1,726	–
Shares issued from liabilities	$–	$29,000

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 and 2021

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

The Company was originally incorporated on April 12, 2004, in the State of Nevada under the name of Ford Holdings, Inc. On June 4, 2009, the Company merged with Eagle Oil Holding Company, a Nevada corporation, and the surviving entity, the Company, changed its name to “Eagle Oil Holding Company, Inc.” Inception of the current Company occurred February 8, 2019 when the Company was acquired by Green Stream Holdings Inc. Previously there was no activity from July 31, 2017 until the acquisition of February 8, 2019. On April 25, 2019, the Company changed its name to “Green Stream Holdings Inc.” and is deemed to be a continuation of business of Eagle Oil Holding Company, Inc. Additionally, the Company was reorganized that so that the Company became operating as a holding company of Green Stream Finance, Inc., a Wyoming Corporation. That reorganization, inter alia, gave Madeline Cammarata, President of Green Stream Finance, Inc., the majority of the voting power in the Company. On April 25, 2019 the Company also filed the certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada providing for reverse stock split: each thirty thousand shares of common stock of the Company issued and outstanding immediately prior to the “effective time” of the filing were automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of common stock, provided that no fractional shares were to be issued in connection with said reverse stock split. On May 15, 2019, the Company filed the articles of conversion with the secretary of state of Nevada, to convert the company from Nevada Corporation to Wyoming Corporation. The Company is in good standing in the State of Wyoming as of September 25, 2019. The Company’s common shares are quoted on the “Pink Sheets” quotation market under the symbol “GSFI.”

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

An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. When the Company merged with Eagle Oil Holding Co. on February 8, 2019, it acquired assets that were being carried on the balance sheet and were depreciated through April 30, 2022. During the fiscal year ended April 30, 2022, management determined that the assets no longer created value to the Company and were written off as impaired in the amount of $615,654. During the fiscal years ending April 30, 2020, 2021 and 2022 the Company invested in leased property that was to be used as corporate offices in Pacific Palisades, California. The lease was terminated in 2022 and the leasehold improvements in the amount of $400,311 were considered impaired and expensed.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2022 the Company had a loss from operations, for the twelve months ended, of $4,473,695, and an accumulated deficit of $14,551,158 and negative working capital of $1,137,970. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2022 and April 30, 2021 consists of the following:

	April 30, 2022	April 30, 2021

Furniture and Fixtures	$115,500	$726,091
Less: Accumulated Depreciation	–	(105,140)
Net Property and Equipment	$115,500	$620,951

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

NOTE 5 – STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of April 30, 2022, we had 530,153,815 shares of Common Stock and of:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	April 30, 2022	April 30, 2021

Loss before income tax benefit	$4,473,695	$4,074,672
Expected income tax benefit	(1,141,641)	(1,498,636)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$1,141,641	$1,498,636
Total income tax	$–	$–

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

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of April 30, 2020. Balance due on the note at April 30, 2022 is $0.

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

The following schedule is Notes Payable at April 30, 2022 and April 30, 2021:

Description	April 30, 2022	April 30, 2021

Note Payable to Ford Motor Credit	$81,700	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	46,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	–	14,000

Notes Payable Sixth Street Lending	–	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Leonite Capital		290,000

Note Payable Quick Capital LLC	245,800	239,600

Note Payable Geneva Capital	137,500	50,000

Note Payable GS Capital	120,000	–

Note Payable Other	–	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$831,000	$977,100

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

On November 8, 2021 the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $83,750.

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

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions. The balance on the note is $0.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events were evaluated through October 13, 2022 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

Name	Position	Cash Compensation	Other Compensation	Total Compensation
James Ware (1)	Director	0	0	0
James C. Di Prima	Chairman, Chief Executive Officer, Chief Financial Officer	0	0	0

(1)	Removed as a member of the Board of Directors effective June 2, 2022.

Employment Agreements

The Company doesn’t have any agreements with its officers or directors.

Compensation of Directors

Our board of directors has not received any compensation to date.

Outstanding Awards at Fiscal Year End

The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of April 30, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of Common Stock of our Company as of August 13, 2022, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The business address of each beneficial owner listed is in care of 201 E. Fifth Street, Suite 100, Sheridan, Wyoming 8280 unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

As of August 13, 2022, we had 154,959,140 shares of Common Stock and of:

•	1,000,000 authorized shares of Convertible Series A Preferred Shares. Convertible Series A Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000 shares of Convertible Series A Preferred Shares to 1 share of Common Stock. There are 53,000 shares issued and outstanding or 53 votes.

•	1,000,000 authorized shares of Convertible Series B Preferred Shares. Convertible Series B Preferred Shares are convertible into the shares of Common Stock at a ratio of 1,000,000 shares of Common Stock for each single Convertible Series B Preferred Share. Additionally, the Preferred B Shares are non-dilutive. There are 600,000 shares issued and outstanding or 600,000,000,000 votes.

•	10,000,000 authorized shares of Convertible Series C Preferred Shares. Convertible Series C Preferred Shares are convertible into Common Stock at a ratio of 1,000 shares of Convertible Series C Preferred Share for one share of Common Stock. There are 760,000 shares issued and outstanding or 760 votes.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)	Shares of Series B Preferred Stock Held (2)	Percentage of Series B Preferred Held	Number of Total Voting Shares	Percentage of Total Voting Shares
James C. Di Prima, CEO (3)	1,515,000.978%		600,000	–	600,000,000	99.99%
James Ware, Director	1,010,000.652%		0	–	1,000,000	*
Directors and Officers (2 people)	4,545,000	2.3%	600,000	100%	600,004,545,000	99.99%

Other 5% Shareholders
We Work Revocable Trust (3)	2,020,000	0.0130%	600,000	100%	600,000,000,000	99.99%
Jason D Cohan	18,926,431	12.214%	0	–	18,926,431	*
Cheryl Hintzen	13,387,550	8.639%	0	–	13,387,550	*

* Less than 1%.

(1)       Applicable percentage ownership is based on approximately 154,959,140 shares of Common Stock outstanding as of August 13, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of August 13, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

As of April 30, 2022, the Company did not have any related party transactions.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements for the fiscal year ended April 30, 2022 were $25,000 as compared to $25,000 for the fiscal year ended April 30, 2021.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended April 30, 2021 or 2022.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended April 30, 2022 or 2021.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended April 30, 2022 or 2011.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Articles of Conversion *
2.2	Articles of Merger *
2.3	Acquisition and Merger Agreement*
3.1	Amended and Restated Articles of Incorporation *
3.2	Bylaws *
10.1	Settlement Agreement *
10.2	Amendment to Settlement Agreement *
10.3	Advisory Agreement with Anthony Morali. *
10.4	Solar Lease Agreement with 999 Route 25A Stony Brook LLC dated July 15, 2020 *
10.5	Solar Lease Agreement with 2149 Boston Post Road, LLC dated July 15, 2020 *
10.6	Solar Lease Agreement with North Bergen NJPC LLC dated July 15, 2020 *
10.7	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 15, 2020 *
10.8	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 20, 2020 *
10.9	Amendment to Letter Agreement with Amergy Solar dated July 26, 2021 *
10.10	Common Stock Purchase Agreement *
14	Code of Ethics *
21	Subsidiaries of the Registrant *
31.1	CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: October 18, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	October 18, 2022
James Ware

