Form 10-Q/A
period 2022-07-31
Green Stream Holdings Inc.
filed 2022-10-19
CIK 1437476

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 17, 2022
Common Stock, $0.001 par value per share	4,101,286,675

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Green Stream Holdings, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2022	July 31, 2021
ASSETS
Current Assets
Cash	$25	$7,924
Total Current Assets	25	7,924

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	620,951	1,120,595
Other Assets
Other assets (Note 4)	725,935	270,000

TOTAL ASSETS	$1,346,911	$1,398,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$139,389	$65,693
Other Current Liabilities	–	–
Accrued Interest Payable	66,558	20,766
Due to related party (Note 8)	–	225,077
Notes Payable (Note 9)	311,900	311,900
Convertible Notes Payable (Note 10)	544,500	582,500
Total Current Liabilities	1,062,347	1,205,936

TOTAL LIABILITIES	1,062,347	1,205,936

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at July 31, 2022 and at July 31, 2021, respectively	53	53

Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at July 31, 2022 and at July 31, 2021, respectively	600	600

Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at July 31, 2022 and at July 31, 2021, respectively	760	760

Common Stock, $.001 par value 10,000,000,000 Authorized 2,942,223,044 Issued and Outstanding at July 31, 2022 and 197,210,767 at July 31, 2021	2,942,223	197,211

Additional paid-in-capital	11,621,912	11,126,288
Accumulated deficit	(14,280,984)	(11,132,329)
Total Stockholders’ Equity (Deficit)	284,564	192,583

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,346,911	$1,398,519

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

In the month March 2020, the escrow attorney for GPL Ventures advanced $46,900 in funds for the purchase of REG A shares. The common shares had not been issued at year end and subsequently were issued. The note will be reclassified as common shares issued and additional paid in capital in the subsequent period. No interest was accrued for this note.

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

GREEN STREAM HOLDINGS, INC.

Date: October 19, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

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

