Form 10-K/A
period 2022-04-30
Green Stream Holdings Inc.
filed 2022-10-31
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 5)

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

Consolidated Condensed Financial Statements

April 30, 2022 and April 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Stream Holdings, Inc.

Green Stream Holdings, Inc.

CONSOLIDATED BALANCE SHEET

	April 30, 2022	April 30, 2021

ASSETS
Current Assets
Cash	$25	$25
Total Current Assets	25	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	115,500	1,135,615
Other Assets
Other assets	725,935	–
Intangible asset, net of amortization (Note 4)	–	–

TOTAL ASSETS	$841,460	$1,135,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$240,437	$89,448
Other Current Liabilities (Note 11)	72,135	–
Accrued Interest Payable	66,558	10,872
Due to related party (Note 7)	–	225,077
Notes Payable (Note 8)	327,700	311,900
Convertible Notes Payable (Note 9)	503,300	290,000
Total Current Liabilities	1,210,130	927,297

TOTAL LIABILITIES	1,210,130	927,297

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at April 30, 2022 and at April 30, 2021 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 530,153,815 Issued and Outstanding at April 30, 2022 and 159,959,140 at April 30, 2021	530,154	159,959
Additional paid-in-capital	13,723,056	9,372,230
Accumulated deficit	(14,623,293)	(9,325,259)
Total Stockholders’ Equity (Deficit)	(368,670)	208,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$841,460	$1,135,640

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Twelve Months Ended April 30,
	2022	2021

REVENUES:

Sales	$–	$–

TOTAL REVENUE	–	–

OPERATING EXPENSES:

Administrative expenses	55,932	355,678
Advertising	807,329	949,958
Depreciation	60,080	45,060
Insurance	38,009	30,670
Legal Fees	498,469	590,045
Professional Fees	261,912	1,066,797
Rent	171,525	137,444
Transfer Agent	36,922	46,590
Stock in lieu of services	1,121,910	4,898,745
Travel	409,953	248,340
Total Operating expenses	3,462,041	8,369,327

NET OPERATING INCOME/ LOSS	(3,462,041)	(8,369,327)

OTHER INCOME/(EXPENSES):
Write off of Impaired assets	(1,015,965)	(185,000)
Prior Management Settlement	–	(183,000)
Finance and interest fees	(67,824)	(218,870)

NET INCOME (LOSS)	$(4,545,830)	$(8,956,197)

Basic Loss per Common Share	$(0.007)	$(0.06)
Diluted Loss per Common Share	$(0.007)	$(0.06)

Weighted Average Number of Common Shares Outstanding, Basic	530,153,815	159,959,140
Weighted Average Number of Common Shares Outstanding, Diluted	530,153,815	159,959,140

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Twelve Months Ended April 30, 2022

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931)	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(752,204)	(371,563)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,545,830)	(4,545,830)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,623,293)	$(368,670)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	April 30, 2022	April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,545,830)	$(8,956,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization
Depreciation	60,080	45,060
Impairment expense	1,015,965	185,000
Shares issued for dividend	1,726	2,233
Shares issued for services	1,316,229	4,898,745
Discount amortization	–	55,000
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	55,686	6,000
Increase/(decrease) in other current liabilities	72,135	(60,000)
Increase/ (decrease) in accounts payable	150,989	45,000
Net cash used in operating activities	(1,873,020)	(3,779,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	781,865	265,021
Net cash provided by (used in) investing activities	(781,865))	(265,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	(225,077)	83,508
Proceeds from Notes Payable	(27,600)	465,000
Proceeds from sale of stock	3,218,469	3,710,970
Debt Conversion	(310,907)	(230,000)
Net cash provided by (used in) financing activities	2,654,885	4,029,478

Net increase (decrease) in cash and cash equivalents	–	(14,702)
Cash and cash equivalents - beginning of period	25	14,727
Cash and cash equivalents - end of period	$25	$25

NON CASH TRANSACTIONS
Shares issued for Dividend	1,726	–
Shares issued from liabilities	$–	$29,000

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

An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. When the Company merged with Eagle Oil Holding Co. on February 8, 2019 it acquired assets that were being carried on the balance sheet and were depreciated through April 30, 2022. During the fiscal year ended April 30, 2022 management determined that the assets no longer created value to the Company and were written off as impaired in the amount of $615,654. During the fiscal years ending April 30, 2020, 2021 and 2022 the Company invested in leased property that was to be used as corporate offices in Pacific Palisades, California. The lease was terminated in 2022 and the leasehold improvements in the amount of $400,311 were considered impaired and expensed.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2022 the Company had a loss from operations, for the twelve months ended, of $4,545,830, and an accumulated deficit of $14,623,293 and negative working capital of $1,137,970. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2022 and April 30, 2021 consists of the following:

	April 30, 2022	April 30, 2021

Furniture and Fixtures	$115,500	$1,240,755
Less: Accumulated Depreciation	–	(105,140)
Net Property and Equipment	$115,500	$1,135,615

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

The following schedule is Notes Payable at April 30, 2021 and April 30, 2020:

Description	April 30, 2021	April 30, 2020

Note Payable to Ford Motor Credit	$81,700	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	46,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	–	14,000

Notes Payable Sixth Street Lending	–	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Leonite Capital	–	290,000

Note Payable Quick Capital LLC	245,800	239,600

Note Payable Geneva Capital	137,500	50,000

Note Payable GS Capital	120,000	–

Note Payable Other	–	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$831,000	$977,100

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

On November 8, 2021 the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $83,750.

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

At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $0.

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

NOTE 10 – OPERATING LEASE PAYABLE

During the fiscal years ending April 30, 2020, 2021 and 2022 the Company invested in leased property that was to be used as corporate offices in Pacific Palisades, California. The landlord agreed to forebear any lease collection on the past rent of $72,135 until financing was secured and the abandonment of the Company’s leasehold improvements. The lease was terminated in 2022 and the leasehold improvements in the amount of $400,311 were considered impaired and expensed.

NOTE 11 – SUBSEQUENT EVENTS

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

GREEN STREAM HOLDINGS, INC.

Date: October 31, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	October 31, 2022
James Ware

