Form 10-Q
period 2022-10-31
Green Stream Holdings Inc.
filed 2022-12-20
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 15, 2022

Common Stock, $0.001 par value per share	4,323,404,635

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT OCTOBER 31, 2022 & APRIL 30, 2022

(UNAUDITED)

	October 31, 2022	April 30, 2022
ASSETS
Current Assets
Cash	$–	$25
Total Current Assets	–	25

Fixed Assets
Vehicles net of depreciation (Note 3)	55,930	115,500
Other Assets
Other assets	725,935	725,935

TOTAL ASSETS	$781,865	$841,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$245,722	$240,437
Other Current Liabilities	–	–
Accrued Interest Payable	77,378	66,558
Due to related party (Note 7)	–	–
Notes Payable (Note 8)	300,400	327,700
Convertible Notes Payable (Note 9)	324,020	503,300
Total Current Liabilities	947,520	1,137,995

TOTAL LIABILITIES	947,520	1,137,995

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at October 31, 2022 and at April 30, 2022 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at October 31, 2022 and at April 30, 2022 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at October 31, 2022 and at April 30, 2022 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 327,211,315 Issued and Outstanding at October 31, 2022 and 4,053,027,805 at April 30, 2022	4,053,028	530,154
Additional paid-in-capital	10,501,397	13,723,056
Accumulated deficit	(14,721,493)	(14,551,158)
Total Stockholders’ Equity (Deficit)	(165,655)	(296,535)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$781,865	$841,640

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 & OCTOBER 31, 2021

(UNAUDITED)

	3 Months Ended October 31, 2022	3 Months Ended October 31, 2021	6 Months Ended October 31, 2022	6 Months Ended October 31, 2021
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	19	49,122	704	131,297
Advertising & Promotion	–	235,039	–	711,329
Depreciation and amortization	–	15,020	–	30,040
Travel	27,503	139,103	37,318	228,881
Insurance	–	–	–	32,736
Legal Fees	28,500	259,659	40,500	498,494
Professional Fees	8,500	376,949	8,500	638,861
Stock in lieu of services	–	561,600	–	1,121,910
Rent	–	13,765	–	83,914
Total Operating expenses	64,522	1,650,257	87,022	3,447,462

NET OPERATING INCOME/ LOSS	(64,522)	(1,650,257)	(87,022)	(3,447,462)

OTHER INCOME/(EXPENSE)
Impairment expense	–	(615,654)	–	(615,654)
Finance and interest fees	(11,778)	(11,773)	(11,778)	(21,638)

NET INCOME/(LOSS)	(75,700)	(2,277,684)	$(98,200)	$(4,084,753)

Basic and Diluted Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	4,053,027,805	327,211,315	4,053,027,805	327,211,315

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 & OCTOBER 31, 2021

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931)	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	–	(8,956,197)	(8,956,197)

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,545,830)	(4,545,830)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,623,293)	$(386,670)

Issuance of Common Shares for Debt Conversion	–	–	2,412,069,229	2,412,069	(2,429,421)	–	(17,352)
Net Loss July 31, 2022	–	–	–	–	–	(22,500)	(22,500)

Balance July 31, 2022	1,413,000	$1,413	2,942,223,044	$2,942,223	$11,293,635	$(14,645,793)	$(408,522)

Cancel of Common Shares for Debt Conversion Error	–	–	(250,000,000)	(250,000)	25,000	–	(225,000)
Issuance of Common Shares for Warrants	–	–	1,360,804,761	1,360,805	(817,238)	–	543,567
Net Loss October 31, 2022	–	–	–	–	–	(75,700)	(75,700)

Balance October 31, 2022	1,413,000	$1,413	4,053,027,805	$4,053,028	$10,501,397	$(14,721,493)	$(165,655)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 & OCTOBER 31, 2021

(UNAUDITED)

	October 31, 2022	October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(98,200)	$(4,084,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	30,020
Shares issued for services	–	1,121,910
Impairment expense	–	615,654
Changes in operating assets and liabilities:
Increase/ (decrease) in accrued interest payable	10,820	21,667
(Increase)/decrease in other current assets	(72,135)	(155,209)
Increase/ (decrease) in accounts payable	5,285	(23,756)
Overdraft	–	–
Net cash used in operating activities	(154,230)	(2,474,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	(377,998)
Net cash provided by (used in) investing activities	–	(377,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	(28,570)
Proceeds from Notes Payable	333,485	31,080
Proceeds from Reg A	–	2,606,470
Principal payments on convertible debt	(179,280)	282,500
Net cash provided by (used in) financing activities	154,205	2,891,480

Net increase (decrease) in cash and cash equivalents	(25)	39,015

Cash and cash equivalents - beginning of period	25	25

Cash and cash equivalents - end of period	$–	$39,040

NON CASH TRANSACTIONS
Shares issued from liabilities	–	–
Stock Dividend	–	–

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022 and 2021

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $476,290 for the six months ended October 31, 2022 and 2021, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2022 through the date these financial statements were issued.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At October 31, 2022 the Company had a loss from operations, for the six months ended, of $98,200, and an accumulated deficit of $14,721,493 and negative working capital of $947,250. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2022 and April 30, 2022 consists of the following:

	October 31, 2022	April 30, 2022

Furniture and Fixtures	$55,930	$145,520
Less: Accumulated Depreciation	–	(30,020)
Net Property and Equipment	$55,930	$115,500

Depreciation expense for the six months ended October 31, 2022 was $0 and $30,020 for October 31, 2021 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at October 31, 2022 and October 31, 2021 consists of the following:

	October 31, 2022	October 31, 2020

Intangible Assets	$–	$–
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects. At October 31, 2022, the Company has determined that the intangible asset should be fully impaired as of October 31, 2021

NOTE 5 –STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of October 31, 2022, we had 4,053,027,805 shares of Common Stock issued and of:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	October 31, 2021	October 31, 2020

Loss before income tax benefit	$14,721,493	$13,086,856
Expected income tax benefit	(5,152,523)	(4,812,037)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$5,152,523	$4,812,037
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $14,721,493 that will expire beginning in 2030. The deferred tax assets including the net operating loss carry forward tax benefit of $14,721,493 total $1,526,063 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2022 or which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at October 31, 2021. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the Six months ended October 31, 2022 and 2021 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of October 31, 2022 and 2020 the Company owed the shareholder $0 and $0 respectively.

NOTE 8 – NOTES AND OTHER LOANS PAYABLE

On December 11, 2019 the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10 % interest compounded annually. The Company accrued interest for the Six months ended January, 31, 2020 in the amount of $559. On January 8, 2020 the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020 and carries a per annum interest rate of 10%. The Company accrued interest for the Six months ended October 31, 2022 in the amount of $1,321.64.

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

The following schedule is Notes Payable at October 31, 2022 and April 30, 2022:

Description	October 31, 2022	April 30, 2022

Note Payable to Ford Motor Credit	$54,400	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Notes Payable Sixth Street Lending	–	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	–	290,000

Note Payable Quick Capital LLC	246,020	239,600

Note Payable Quick Capital LLC	–	50,000

Note Payable GS Capital	70,000	–

Note Payable Other	–	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$624,420	$977,100

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On May 27, 2021 the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $50,000 along with $1,012 interest on January 19, 2022. The balance on the note is $70,000 at October 31, 2022.

On April 14, 2021 the Company sold preferred stock of $325,000 to Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The Company repaid $50,000 on July 8, 2021. The note holder converted or exercised its preferred rights for $18,000 on November 17, 2021 and $17,400 on January 27, 2022. The noteholder thus has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the preferred note is $0 at July 31, 2022.

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

On November 8, 2021 the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion” shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $0.00 at July 31, 2022.

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

On January 11, 2022 the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of July 11, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at October 31, 2022.

On February 24, 2022 the Company borrowed the sum of $38,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of August 24, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0 at October 31, 2022.

On May 2, 2022 the Company borrowed the sum of $33,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of November 2, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $33,750 at October 31, 2022.

On October 31, 2022, this note was assigned to Quick Capital for $45,851,88 and the balance is still outstanding on October 31, 2022.

On July 13, 2022 the Company borrowed $25,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $25,000 at October 31, 2022.

On August 25, 2022 the Company borrowed $54,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $54,500 at October 31, 2022.

On August 30, 2022 the Company borrowed $12,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $12,000 at October 31, 2022.

On September 7, 2022 the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $35,000 at October 31, 2022.

On October 5, 2022 the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $35,000 at October 31, 2022.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through December 15, 2022 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forwardlooking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on September 7, 2021.

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

We plan to work with (i) private homeowners, (ii) local roofing companies, (iii) solar installation companies, (iv) custom homebuilders, (v) mass market homebuilders and (vi) and commercial building and multi-unit residential owners. Our target market is commercial building and property owners in New York and New Jersey. To date, we currently have four (4) Solar Leases with commercial property owners in New York and New Jersey, and, assuming we are able to obtain adequate financing, we expect to complete these systems. As of the date of this registration statement, the Company was actively seeking to develop the following four (4) leases: 111 Station Road, Bellport, New York; 607 Station Road, Bellport, New York; and 8012 Tonneli Ave, North Bergen, New Jersey.

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

Most Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4.	Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: December 20, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

**	To be filed by amendment.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

