Form 10-Q/A
period 2022-10-31
Green Stream Holdings Inc.
filed 2022-12-22
CIK 1437476

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on December 20, 2022.

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT OCTOBER 31, 2022 & APRIL 30, 2022

(UNAUDITED)

	October 31, 2022	April 30, 2022
ASSETS
Current Assets
Cash	$–	$25
Total Current Assets	–	25

Fixed Assets
Vehicles net of depreciation (Note 3)	55,930	115,500
Other Assets
Other assets	725,935	725,935

TOTAL ASSETS	$781,865	$841,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$245,722	$240,437
Other Current Liabilities	–	72,135
Accrued Interest Payable	77,378	66,558
Due to related party (Note 7)	–	–
Notes Payable (Note 8)	300,400	327,700
Convertible Notes Payable (Note 9)	324,020	503,300
Total Current Liabilities	947,520	1,210,130

TOTAL LIABILITIES	947,520	1,210,130

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding at October 31, 2022 and at April 30, 2022 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding at October 31, 2022 and at April 30, 2022 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding at October 31, 2022 and at April 30, 2022 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 327,211,315 Issued and Outstanding at October 31, 2022 and 4,053,027,805 at April 30, 2022	4,053,028	530,154
Additional paid-in-capital	10,501,397	13,723,056
Accumulated deficit	(14,721,493)	(14,623,293)
Total Stockholders’ Equity (Deficit)	(165,655)	(368,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$781,865	$841,460

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 & OCTOBER 31, 2021

(UNAUDITED)

	3 Months Ended October 31, 2022	3 Months Ended October 31, 2021	6 Months Ended October 31, 2022	6 Months Ended October 31, 2021
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	19	49,122	704	131,297
Advertising & Promotion	–	235,039	–	711,329
Depreciation and amortization	–	15,020	–	30,040
Travel	27,503	139,103	36,718	228,881
Insurance	–	–	–	32,736
Legal Fees	28,500	259,659	40,500	498,494
Professional Fees	8,500	376,949	8,500	638,861
Stock in lieu of services	–	561,600	–	1,121,910
Rent	–	13,765	–	83,914
Total Operating expenses	64,522	1,650,257	86,422	3,447,462

NET OPERATING INCOME/ LOSS	(64,522)	(1,650,257)	(86,422)	(3,447,462)

OTHER INCOME/(EXPENSE)
Impairment expense	–	(615,654)	–	(615,654)
Finance and interest fees	(11,778)	(11,773)	(11,778)	(21,638)

NET INCOME/(LOSS)	(75,700)	(2,277,684)	$(98,200)	$(4,084,753)

Basic and Diluted Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	4,053,027,805	327,211,315	4,053,027,805	327,211,315

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

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 & OCTOBER 31, 2021

(UNAUDITED)

	October 31, 2022	October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(98,200)	$(4,084,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	30,020
Shares issued for services	–	1,121,910
Impairment expense	–	615,654
Changes in operating assets and liabilities:
Increase/ (decrease) in accrued interest payable	10,820	21,667
(Increase)/decrease in other current assets	(72,135)	(155,209)
Increase/ (decrease) in accounts payable	5,285	(23,756)
Overdraft	–	–
Net cash used in operating activities	(154,230)	(2,474,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	(377,998)
Net cash provided by (used in) investing activities	–	(377,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	(28,570)
Proceeds from Notes Payable	333,485	31,080
Proceeds from Reg A	–	2,606,470
Principal payments on convertible debt	(179,280)	282,500
Net cash provided by (used in) financing activities	154,205	2,891,480

Net increase (decrease) in cash and cash equivalents	(25)	39,015

Cash and cash equivalents - beginning of period	25	25

Cash and cash equivalents - end of period	$–	$39,040

NON CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$–	$–

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

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at October 31, 2022 and October 31, 2021 consists of the following:

	October 31, 2022	October 31, 2021

Intangible Assets	$–	$–
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$–

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	October 31, 2022	October 31, 2021

Loss before income tax benefit	$14,721,493	$13,086,856
Expected income tax benefit	(5,152,523)	(4,812,037)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$5,152,523	$4,812,037
Total income tax	$–	$–

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the Six months ended October 31, 2022 and 2021 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of October 31, 2022 and 2021 the Company owed the shareholder $0 and $0 respectively.

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

On October 31, 2022, this note was assigned to Quick Capital for $45,851,880 and the balance is still outstanding on October 31, 2022.

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

GREEN STREAM HOLDINGS, INC.

Date: December 22, 2022	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

**	To be filed by amendment.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

