Form 10-Q
period 2023-01-31
Green Stream Holdings Inc.
filed 2023-03-22
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 21, 2023

Common Stock, $0.001 par value per share	4,978,264,323

PART I – FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT JANUARY 31, 2023 & APRIL 30, 2022

(UNAUDITED)

	January 31, 2023	April 30, 2022
ASSETS
Current Assets
Cash	$17,649	$25
Total Current Assets	17,649	25

Fixed Assets
Vehicles net of depreciation (Note 3)	55,930	115,500
Other Assets
Other assets	725,935	725,935

TOTAL ASSETS	$799,514	$841,460

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$238,473	$240,437
Other Current Liabilities	52,378	72,135
Accrued Interest Payable	97,221	66,558
Due to related party (Note 7)	–	–
Notes Payable (Note 8)	305,360	327,700
Convertible Notes Payable (Note 9)	349,020	503,300
Total Current Liabilities	1,042,452	1,210,130

TOTAL LIABILITIES	1,042,452	1,210,130

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding on January 31, 2023, and at April 30, 2022 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding on January 31, 2023, and at April 30, 2022 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding on January 31, 2023 and at April 30, 2022 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 327,211,315 Issued and Outstanding on January 31, 2023 and 4,773,874,123 at April 30, 2022	4,773,874	530,154
Additional paid-in-capital	9,769,119	13,723,056
Accumulated deficit	(14,787,344)	(14,551,158)
Total Stockholders’ Equity (Deficit)	(242,938)	(296,535)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$799,514	$841,640

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 & JANUARY 31, 2022

(UNAUDITED)

	3 Months Ended January 31, 2023	3 Months Ended January 31, 2022	9 Months Ended January 31, 2023	9 Months Ended January 31, 2022
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	–	109,969	891	211,267
Advertising & Promotion	–	96,000	–	807,329
Depreciation and amortization	–	15,020	–	45,060
Travel	18.398	175,072	48,638	409,953
Insurance	–	5,273	–	38,009
Legal Fees	17,500	165,000	58,000	663,494
Professional Fees	11,000	215,567	19,500	854,428
Stock in lieu of services	–	–	–	1,121,910
Rent	–	5,388	–	89,302
Total Operating expenses	46,898	787,289	127,029	4,234,751

NET OPERATING INCOME/ LOSS	(46,898)	(787,289)	(127,029)	(4,234,751)

OTHER INCOME/(EXPENSE)
Impairment expense	–	–	–	(615,654)
Finance and interest fees	(19,766)	(33,533)	(37,022)	(55,169)

NET INCOME/(LOSS)	$(66,664)	$(820,822)	$(164,051)	$(4,905,575)

Basic and Diluted Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	4,773,874,123	435,239,703	4,773,874,123	435,239,703

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 & JANUARY 31, 20221

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004

Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592

Issuance of common shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–		–	(8,956,197)	(8,956,197)

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343

Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,545,830)	(4,545,830)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,623,293)	$(386,670)

Issuance of Common Shares for Debt Conversion	–	–	2,412,069,229	2,412,069	(2,429,421)	–	(17,352)
Net Loss July 31, 2022	–	–	–	–	–	(27,780)	(27,780)

Balance July 31, 2022	1,413,000	$1,413	2,942,223,044	$2,942,223	$11,293,635	$(14,651,073)	$(413,802)

Cancel of Common Shares for Debt Conversion Error	–	–	(250,000,000)	(250,000)	25,000	–	(225,000)
Issuance of Common Shares for Warrants	–	–	1,360,804,761	1,360,805	(817,238)	–	543,567
Net Loss October 31, 2022	–	–	–	–	–	(69,607)	(69,607)

Balance October 31, 2022	1,413,000	$1,413	4,053,027,805	$4,053,028	$10,501,397	$(14,720,680)	$(164,842)

Issuance of Common Shares for Debt Conversion	–	–	720,846,318	720,843	(732,278)	–	(11,432)
Net Loss January 31,2023	–	–	–	–	–	(66,664)	(66,664)

Balance January 31, 2023	1,413,000	$1,413	4,774,873,123	$4,774,873	$9,769,119	$(14,787,344)	$(242,938)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 & JANUARY 31, 2022

(UNAUDITED)

	January 31, 2023	January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(164,051)	$(4,905,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	45,060
Shares issued for services	–	1,121,910
Impairment expense	–	615,654
Changes in operating assets and liabilities:
Increase/(decrease) in accrued interest payable	30,363	43,032
(Increase)/decrease in other current assets	59,570	(492,337)
Increase/(decrease) in accounts payable	(1,964)	152,080
Increase/(decrease) in accrued expenses	(19,757)	–
Net cash used in operating activities	(95,539)	(3,420,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	(289,530)
Net cash provided by (used in) investing activities	–	(289,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	(200,998)
Proceeds from Notes Payable	(176,620)	479,680
Proceeds from Reg A	–	3,218,471
Principal payments on convertible debt	289,783	212,528
Net cash provided by (used in) financing activities	113,163	3,709,681

Net increase (decrease) in cash and cash equivalents	17,624	(25)

Cash and cash equivalents - beginning of period	25	25

Cash and cash equivalents - end of period	$17,649	$1,725

NON CASH TRANSACTIONS
Shares issued from liabilities	–	–
Stock Dividend	–	–

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2023 and 2022

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $476,290 for the six months ended January 31, 2023 and 2022, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2023 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At January 31, 2023 the Company had a loss from operations, for the six months ended, of $164,051, and an accumulated deficit of $14,787,344 and negative working capital of $1,024,803 The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2022 and April 30, 2022 consists of the following:

	January 31, 2023	April 30, 2022
Furniture and Fixtures	$55,930	$145,520
Less: Accumulated Depreciation	–	(30,020)
Net Property and Equipment	$55,930	$115,500

Depreciation expense for the nine months ended January 31, 2023 was $0 and $30,020 for April 30, 2022 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects. At January 31, 2023 the Company has determined that the intangible asset should be fully impaired as of October 31, 2021.

NOTE 5 –STOCKHOLDERS’ EQUITY/(DEFICIT)

AUTHORIZED SHARES & TYPES

As of January 31, 2023 , we had 4,773,874,123 shares of Common Stock issued and of:

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended April 30, 2022 and 2021 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	January 31, 2023	April 30, 2022
Loss before income tax benefit	$14,787,344	$14,623,293
Expected income tax benefit	(5,175,570)	(4,812,037)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$5,175,570	$4,812,037
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $14,787,344 that will expire beginning in 2030. The deferred tax assets including the net operating loss carry forward tax benefit of $14,787,344 total $1,526,063 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock-based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2023 which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at January 31, 2023. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the Nine months ended January 31, 2023, and 2022 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of January 31, 2023 and 2022 the Company owed the shareholder $0 and $0 respectively.

NOTE 8 –NOTES AND OTHER LOANS PAYABLE

On December 11, 2019, the company agreed to pay Cheryl Hintzen $40,000 in the form of a promissory note with a term of one year at 10 % interest compounded annually. The Company accrued interest for the Six months ended January 31, 2020, in the amount of $559. On January 8, 2020, the Company signed a promissory note for $8,000 with Cheryl Hintzen. The note becomes due on March 8, 2020, and carries a per annum interest rate of 10%. The Company accrued interest for the Nine months ended January 31, 2023 in the amount of $1,159.45.

On February 21, 2020, the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of April 30, 2020.

On March 12, 2020, the Company agreed to pay Dr. Jason Cohen 1,000,000 shares at a valuation of $.20 per share plus 8 % interest until the shares are issued. The interest accrued through end is $2,147.95 which equates to 10,740 shares.

In the month March, 2020 the escrow attorney for GPL Ventures advanced $46,900 in funds for the purchase of REG A shares. The common shares had not been issued at year end and subsequently were issued. The note will be reclassified as common shares issued and additional paid in capital in the subsequent period. No interest was accrued for this note.

The following schedule is Notes Payable at January 31, 2023 and April 30, 2022:

Description	January 31, 2023	April 30, 2022

Note Payable to Ford Motor Credit	$52,378	$–

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	40,000	40,000

Note Payable to Cheryl Hintzen due March 8, 2020: interest 10%	14,000	14,000

Notes Payable Janbella Group	59,360	–

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	–	290,000

Note Payable Quick Capital LLC	323,398	239,600

Note Payable Quick Capital LLC	–	50,000

Note Payable GS Capital	70,000	–

Note Payable other	–	138,500

Note payable escrow attorney for REG A shares	–	46,900

Total Notes Payable	$706,758	$977,100

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On May 27, 2021 the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $50,000 along with $1,012 interest on January 19, 2022. The balance on the note is $70,000 at January 31, 2023.

On April 14, 2021 the Company sold preferred stock of $325,000 to Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The Company repaid $50,000 on July 8, 2021. The note holder converted or exercised its preferred rights for $18,000 on November 17, 2021 and $17,400 on January 27, 2022. The noteholder thus has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the preferred note is $0 at January 31, 2023.

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

On November 8, 2021 the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The price & quote Variable Conversion. Price & quote; shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $0.00 at January 31, 2023.

On November 29, 2021 the Company borrowed the sum of $58,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 28, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at January 31, 2023.

On December 21, 2021 the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of June 21, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at January 31, 2023.

On January 11, 2022 the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of July 11, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at January 31, 2023.

On February 24, 2022, the Company borrowed the sum of $38,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of August 24, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0 at January 31, 2023.

On May 2, 2022, the Company borrowed the sum of $33,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of November 2, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $33,750 at January 31, 2023. On January 31, 2023, this note was assigned to Quick Capital for $45,851,88 and was converted into common shares the balance is $0.00 on January 31, 2023.

On July 13, 2022, the Company borrowed $25,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $25,000 at January 31, 2023.

On August 25, 2022, the Company borrowed $54,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $54,500 at January 31, 2023.

On August 30, 2022, the Company borrowed $12,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replaced On October 5, 2022 the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $35,000 at January 31, 2023.

On September 7, 2022, the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $35,000 at January 31, 2023.

On October 31, 2022, the Company borrowed $15,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $15,000 at January 31, 2023.

On November 1, 2022, the Company borrowed $12,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $12,500 at January 31, 2023.

On December 20, 2022, the Company borrowed $12,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $12,500 at January 31, 2023.

On December 23, 2022, the Company borrowed $59,360 from Janbella Group LLC with an interest rate of 8% with a maturity of September 23, 2023. The note holder Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $7,090.22 (a total payback to the Holder of $63,812.00). The first payment shall be due January 23, 2023 with nine (9) subsequent payments each month on the 30th day of such month thereafter. The Company shall have a five (5) day grace period with respect to each payment.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated through March 15, 2023, which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

GREEN STREAM HOLDINGS, INC.

Date: March 22, 2023	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

**	To be filed by amendment.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

