Form 10-Q/A
period 2023-01-31
Green Stream Holdings Inc.
filed 2023-03-23
CIK 1437476

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Minor other changes were made to the Form 10-Q, as originally filed on March 22, 2023.

PART I – FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

AT JANUARY 31, 2023 & APRIL 30, 2022

(UNAUDITED)

	January 31, 2023	April 30, 2022
ASSETS
Current Assets
Cash	$17,649	$25
Total Current Assets	17,649	25

Fixed Assets
Vehicles net of depreciation (Note 3)	55,930	115,500
Other Assets
Other assets	725,935	725,935

TOTAL ASSETS	$799,514	$841,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$238,473	$240,437
Other Current Liabilities	52,378	72,135
Accrued Interest Payable	97,221	66,558
Due to related party (Note 7)	–	–
Notes Payable (Note 8)	305,360	327,700
Convertible Notes Payable (Note 9)	349,020	503,300
Total Current Liabilities	1,042,452	1,210,130

TOTAL LIABILITIES	1,042,452	1,210,130

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding on January 31, 2023, and at April 30, 2022 respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding on January 31, 2023, and at April 30, 2022 respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding on January 31, 2023 and at April 30, 2022 respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 327,211,315 Issued and Outstanding on January 31, 2023 and 4,773,874,123 at April 30, 2022	4,773,874	530,154
Additional paid-in-capital	9,769,119	13,723,056
Accumulated deficit	(14,787,344)	(14,623,293)
Total Stockholders’ Equity (Deficit)	(242,938)	(368,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$799,514	$841,460

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 & JANUARY 31, 2022

(UNAUDITED)

	3 Months Ended January 31, 2023	3 Months Ended January 31, 2022	9 Months Ended January 31, 2023	9 Months Ended January 31, 2022
REVENUES:
Sales	$–	$–	$–	$–

TOTAL REVENUE	–	–	–	–

COST OF SALES	–	–	–	–

GROSS MARGIN	–	–	–	–

OPERATING EXPENSES:
Administrative expenses	–	109,969	891	211,267
Advertising & Promotion	–	96,000	–	807,329
Depreciation and amortization	–	15,020	–	45,060
Travel	18,398	175,072	48,638	409,953
Insurance	–	5,273	–	38,009
Legal Fees	17,500	165,000	58,000	663,494
Professional Fees	11,000	215,567	19,500	854,428
Stock in lieu of services	–	–	–	1,121,910
Rent	–	5,388	–	89,302
Total Operating expenses	46,898	787,289	127,029	4,234,751

NET OPERATING INCOME/ LOSS	(46,898)	(787,289)	(127,029)	(4,234,751)

OTHER INCOME/(EXPENSE)
Impairment expense	–	–	–	(615,654)
Finance and interest fees	(19,766)	(33,533)	(37,022)	(55,169)

NET INCOME/(LOSS)	$(66,664)	$(820,822)	$(164,051)	$(4,905,575)

Basic and Diluted Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	4,773,874,123	435,239,703	4,773,874,123	435,239,703

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

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 & JANUARY 31, 2022

(UNAUDITED)

	January 31, 2023	January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(164,051)	$(4,905,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	45,060
Shares issued for services	–	1,121,910
Impairment expense	–	615,654
Changes in operating assets and liabilities:
Increase/(decrease) in accrued interest payable	30,363	43,032
(Increase)/decrease in other current assets	59,870	(492,337)
Increase/(decrease) in accounts payable	(1,964)	152,080
Increase/(decrease) in accrued expenses	(19,757)	–
Net cash used in operating activities	(95,539)	(3,420,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	(289,530)
Net cash provided by (used in) investing activities	–	(289,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	(200,998)
Proceeds from Notes Payable	(176,620)	479,680
Proceeds from Reg A	–	3,218,471
Principal payments on convertible debt	289,783	212,528
Net cash provided by (used in) financing activities	113,163	3,709,681

Net increase (decrease) in cash and cash equivalents	17,624	(25)

Cash and cash equivalents - beginning of period	25	25

Cash and cash equivalents - end of period	$17,649	$1,725

NON CASH TRANSACTIONS
Shares issued from liabilities	–	–
Stock Dividend	–	–

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

NOTE 5 –STOCKHOLDERS’ EQUITY / (DEFICIT)

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

On August 26, 2021 the Companvy borrowed $55,000 from Quick Capital LLC with an interest rate of 10%. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.001. The balance on the note is $55,000 at April 30, 2022. Additionally, in August, 2021, Quick-Capital also invested $50,000 in a private transaction with the Company at $0.005 for 10,000,000 common shares.

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

On May 2, 2022, the Company borrowed the sum of $33,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of November 2, 2022 and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $33,750 at January 31, 2023. On January 31, 2023, this note was assigned to Quick Capital for $45,851.88 and was converted into common shares the balance is $0.00 on January 31, 2023.

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

On August 30, 2022, the Company borrowed $12,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replaced. On October 5, 2022 the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $35,000 at January 31, 2023.

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

GREEN STREAM HOLDINGS, INC.

Date: March 23, 2023	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

