Form 10-K
period 2023-04-30
Green Stream Holdings Inc.
filed 2023-08-15
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-36843

GREEN STREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	20-1144153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 E. Fifth Street, Suite 100 Sheridan, WY	82801
(Address of principal executive offices)	(Zip Code)

(310) 230-0240

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2023
Common Stock, $0.001 par value per share	5,490,128,323

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Milestone	Anticipated Commencement Date	Completion Date	Categories of Expenditures
8012 Tonneli Ave, N. Bergen NJ	November 2021	March 2022	Contractors, equipment, transportation, developer
11 Station Road Bellport NY	December 2021	April 2022	Contractors, equipment, transportation, developer
607 Station Road Bellport NY	January 2022	May 2022	Contractors, equipment, transportation, developer
747 Main Street, New Rochelle NY	January 2022	May 2022	Contractors, equipment, transportation, developer
Expansion New State	Efforts Expected to Start 3rd Quarter 2021	Third Quarter 2022	Marketing, Travel, Consultants
Expansion 2nd New State	Efforts Expected to Start 4th Quarter 2021	Fourth Quarter 2022	Marketing, Travel, Consultants

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

Liquidity and Capital Resources.

At April 30, 2023, the Company had $0 of cash and net working capital was ($831,033) as compared with $25 cash and net working capital of ($927,272) at April 30, 2022 an increase of $96,239.

In 2023, funds used by the net loss of ($186,650) included: expenditures for legal and professional fees. Funds were provided by the sale of the Company’s equity and debt securities. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion.

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

Employees

The Company has two full-time employees.

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

Following the extension of the Solar Investment Tax Credit in December 2015, the Internal Revenue Code allows a United States taxpayer to claim a tax credit of 30% of qualified expenditures for a solar energy system that is placed in service on or before December 31, 2019. This credit is scheduled to decline to 26% effective January 1, 2020, 22% in 2021, and then to 10% for commercial projects and 0% for residential projects in 2023.

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

Our business model currently focuses on marketing and selling solar systems. Developing a new service under a new brand with solar technology exposes us to many risks and uncertainties that are new to our business. We have limited experience in the design, manufacture, marketing, distribution and sale of these services and rely on third parties to do so. Our ability to be successful with our services will depend on a number of factors, including whether:

•	We can achieve and maintain customer acceptance of our new services;

•	We can rapidly develop and successfully introduce our services in response to changing customer preferences;

•	We can maintain an adequate level of service quality over numerous solar systems, which must be designed, manufactured and introduced rapidly to keep pace with changing customer preferences and competitive factors;

•	We can successfully manage our third-party contract designers and manufacturers located outside and/or inside the U.S. on whom we are heavily dependent for the production of our solar systems; and,

•	We can successfully distribute our services through distributors, wholesalers, internet retailers and traditional retailers (many of whom distribute products from competing manufacturers) on whom we are heavily dependent.

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

The Company leases the premises located at and known as Old Depot Building, 201 E. 5th Street, Sheridan, WY 82801 as per the lease agreement dated August 22, 2019 (the “Wyoming Lease”). The lease is for a term of 24 months at $350 per month.

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

As of August 13, 2023 there were approximately 342 holders of record of our common stock.

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

Sales of Unregistered Securities for the year ended April 30, 2023.

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

The Company has generated approximately $4,000 of revenue from its operations during the fiscal year ended April 30, 2023 and it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it must: 1. Continue to raise through capital infusions, either by means of equity or debt offerings, a minimum of $1 million and up to $5 million; or 2. Continue to secure license and development agreements that provide up-front fees or guaranteed, royalties, in a minimum amount of $1 million and up to $5 million. The Company has prepared filings with the Securities and Exchange Commission to become a fully reporting registrant under the Securities and Exchange Act of 1934, as amended. Management believes that this action will allow the Company to move its common stock to a more stable market exchange, and provide greater transparency to the Company’s operations, both necessary steps towards attracting institutional investors. During the fiscal year ended April 30, 2023, the Company also received purchase orders for multiple solar projects. The Company has secured two new Community Solar Project agreements (the "Agreement") with Cube Smart Self Storage of Hackensack, NJ ("Cube Smart"). The new locations are anticipated to produce an additional $6.6 million in revenues, that’s in addition to the previously announced $3.9 million totaling $9.9 million for the entire project over a period of 25 years. The Company incurred net losses for the years ended April 30, 2023, and 2022 of ($186,650) and ($4,545,830), respectively. Cumulative losses since inception are ($14,809,943). The Company has a working capital deficit at April 30, 2023 of $831,033. Despite the current private stock offerings and new contracts, there is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds to grow their underlying business. As explained above, the Company is currently raising working capital to fund its operations via private placements of common stock, and has ongoing and pending contracts that are expected to generate operating cash to support operations well into 2023. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital. The Company has substantial Commitments for Capital Expenditures. In 2021 the Company acquired $265,021 of property and equipment. It does not immediately anticipate a further purchase of facilities or significant equipment.

Results of Operations Year Ended April 30, 2023 Compared to Year Ended April 30, 2022

For the year ending April 30, 2023, the Company’s gross margin was 0% as a percentage of net sales as it was in 2022. Management does not place great weight on these gross profit results at this time, as sales revenue and cost of goods sold figures are in an early stage of developing and refinement.

Operating Expenses

Operating Expenses incurred for the year ending April 30, 2023 were $186,650 compared to $4,545,830 for the year ending April 30, 2022, a decrease of $4,359,180. The majority of the decrease was due to additional general and administrative expenses in the previous year reflective of the additional legal and accounting to move the Company toward being fully reporting. In 2023, the Company recognized a loss of $97,572 pursuant to converting debt into common stock. Income and Earnings per Share. Net loss per weighted average share was ($0.06) for 2021 and ($0.007) for 2022.

Liquidity and Capital Resources

In the year ended April 30, 2023, the Net Cash Flow used in Operations was $157,167 compared to $1,924,016 for the year ended April 30,2022. In the year ended April 30, 2022, the Net Cash Flow used in Investing was $0 compared to $781,865 for the year ended April 30, 2022. In the year ended April 30, 2022, the Net Cash Flow provided by financing activities was $97,572 compared to $2,654,885 for the year ended April 30, 2022. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term, and believes that it currently has cash reserves and cash commitments available to fund operations through the end of the year or longer.

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

Timetable for Solar System Installations

Project	Anticipated Completion Date	Anticipated Cost	Anticipated Developer
8012 Tonneli Ave, N. Bergen, NJ	November, 2023	Pending**	Amergy
11 Station Road, Bellport, NY	December, 2023	Pending**	Amergy
607 Station Road, Bellport, NY	January, 2024	Pending**	Amergy
747 Main Street, New Rochelle NY	January 2024	Pending**	Amergy

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

During the first calendar quarter of 2023, we will require approximately $7 million of which approximately $2 million will be used to repay the Company’s currently outstanding convertible notes and approximately $5 million will be used for the design, construction and installment of the Company’s first four or five solar facility projects.

During the second calendar quarter of 2023, providing the Company can complete one or more solar systems at locations under the Solar Leases, the Company expects to commence revenue generating operations. If four or more such solar systems are operational, it is anticipated that revenues from the resale of electricity to the applicable utilities will generate approximately $50,000 to $60,000 per quarter based on the projections we received from Amergy as to the amount of power these systems will generate, and the current amounts the applicable electric utilities will pay for electricity generated using solar power. However, there can be no assurance that these facilities will ever generate revenues or in the amounts we are anticipating.

Thereafter, in the third quarter of 2023, providing the Company has generated revenue generating operations, the Company anticipates it will be profitable within the quarter. The Company will continue to seek additional candidates for leases of the solar systems it markets and intends to sell and anticipates it will be required to raise additional capital through the sale of its securities or debt. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

Anticipated Milestones

The Company anticipates completing projects it has already started, and potentially expand with new leases and projects, possibly in new states, as described in the table below.

Milestone	Anticipated Commencement Date	Completion Date	Categories of Expenditures
8012 Tonneli Ave, N. Bergen NJ	November 2023	March 2024	Contractors, equipment, transportation, developer
11 Station Road Bellport NY	December 2023	April 2024	Contractors, equipment, transportation, developer
607 Station Road Bellport NY	January 2024	May 2024	Contractors, equipment, transportation, developer
747 Main Street, New Rochelle NY	January 2024	May 2024	Contractors, equipment, transportation, developer
Expansion New State	Efforts Expected to Start 3rd Quarter 2024	Third Quarter 2024	Marketing, Travel, Consultants
Expansion 2nd New State	Efforts Expected to Start 4th Quarter 2023	Fourth Quarter 2024	Marketing, Travel, Consultants

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

Consolidated Condensed Financial Statements

April 30, 2023 and April 30, 2022

Green Stream Holdings, Inc.

CONSOLIDATED BALANCE SHEET

	April 30, 2023	April 30, 2022

ASSETS
Current Assets
Cash	$–	$25
Total Current Assets	–	25

Fixed Assets
Furniture and equipment net of depreciation (Note 3)	55,930	115,500
Other Assets
Other assets	725,935	725,935
Intangible asset, net of amortization (Note 4)	–	–

TOTAL ASSETS	$781,865	$841,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$248,064	$240,437
Other Current Liabilities (Note 11)	52,378	72,135
Accrued Interest Payable	108,171	66,558
Due to related party (Note 7)	–	–
Notes Payable (Note 8)	246,000	327,700
Convertible Notes Payable (Note 9)	176,420	503,300
Total Current Liabilities	831,033	1,210,130

TOTAL LIABILITIES	831,033	1,210,130

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding on April 30, 2023, and on April 30, 2022, respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding on April 30, 2023, and on April 30, 2022, respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding on April 30, 2023, and on April 30, 2022, respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 5,490,239,323 Issued and Outstanding on April 30, 2023, and 530,153,815 on April 30, 2022	5,490,239	530,154
Additional paid-in-capital	9,269,123	13,723,056
Accumulated deficit	(14,809,943)	(14,623,293)
Total Stockholders’ Equity (Deficit)	(49,168)	(368,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$781,865	$841,460

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Twelve Months Ended April 30,
	2023	2022
REVENUES:

Sales	$4,138	$–

TOTAL REVENUE	4,138	–

OPERATING EXPENSES:

Administrative expenses	1,836	55,932
Advertising	–	807,329
Depreciation	–	60,080
Insurance	–	38,009
Legal Fees	58,000	498,469
Professional Fees	23,000	261,912
Rent	–	171,525
Transfer Agent	6,000	36,922
Stock in lieu of services	–	1,121,910
Travel	53,979	409,953
Total Operating expenses	142,815	3,462,041

NET OPERATING INCOME/ LOSS	(138,677)	(3,462,041)

OTHER INCOME/(EXPENSES):
Write off of Impaired assets	–	(1,015,965)
Prior Management Settlement	–	–
Finance and interest fees	(47,973)	(67,824)

NET INCOME (LOSS)	$(186,650)	$(4,545,830)

Basic Loss per Common Share	$(.000)	$(0.007)
Diluted Loss per Common Share	$(.000)	$(0.007)

Weighted Average Number of Common Shares Outstanding, Basic	5,490,239,323	530,153,815
Weighted Average Number of Common Shares Outstanding, Diluted	5,490,239,323	530,153,815

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Twelve Months Ended April 30, 2023

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004
Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Issuance of Common Shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	(8,956,197)	(8,956,197)	–

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,545,830)	(4,545,830)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,623,293)	$(368,670)
Issuance of Common Shares for Debt Conversion	–	–	2,412,069,229	2,412,069	(2,429,421)	–	(17,352)
Net Loss July 31, 2022	–	–	–	–	–	(27,780)	(27,780)

Balance July 31, 2022	1,413,000	$1,413	2,942,223,044	$2,942,223	$11,293,635	$(14,651,073)	$(413,802)
Cancel of Common Shares for Debt Conversion Error	–	–	(250,000,000)	(250,000)	25,000	–	(225,000)
Issuance of Common Shares for Warrants	–	–	1,360,804,761	1,360,805	(817,238)	–	543,567
Net Loss October 31, 2022	–	–	–	–	–	(69,607)	(69,607)

Balance October 31, 2022	1,413,000	$1,413	4,053,027,805	$4,053,028	$10,501,397	$(14,720,680)	$(164,842)
Issuance of Common Shares for Debt Conversion	–	–	720,846,318	720,843	(732,278)	–	(11,432)
Net Loss January 31,2023	–	–	–	–	–	(66,664)	(66,664)

Balance January 31, 2023	1,413,000	$1,413	4,774,873,123	$4,774,874	$9,769,119	$(14,787,344)	$(242,938)
Issuance of Common Shares For Debt Conversion	–	–	716,365,200	71,675	(499,996)	216,369	–
Net Loss April 30, 2023	–	–	–	–	–	(22,599)	(22,599)

Balance April 30, 2023	1,413,000	$1,413	5,490,239,323	$5,490,239	$9,269,123	$(14,809,943)	$(49,168)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	April 30, 2023	April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(186,650)	$(4,545,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	60,080
Impairment expense	–	1,015,965
Shares issued for dividend	–	1,726
Shares issued for services	–	1,316,229
Discount amortization	–	–
Changes in operating assets and Liabilities:
Increase/ (decrease) in accrued interest payable	7,627	55,686
Increase/(decrease) in other current liabilities	(19,757)	72,135
Increase/ (decrease) in accounts payable	41,613	150,989
Net cash used in operating activities	(157,167)	(1,873,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	781,865
Net cash provided by (used in) investing activities	–	(781,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	(225,077)
Proceeds from Notes Payable	–	(27,600)
Proceeds from sale of stock	–	3,218,469
Debt Conversion	157,142	(310,907)
Net cash provided by (used in) financing activities	157,142	2,654,885

Net increase (decrease) in cash and cash equivalents	(25)	–
Cash and cash equivalents - beginning of period	25	25
Cash and cash equivalents - end of period	$–	$25

NON CASH TRANSACTIONS
Shares issued for Dividend	$–	$1,726
Shares issued from liabilities	$–	$–

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023 and 2022

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $807,329 for the twelve months ended April 30, 2023, and 2022 respectively.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2023 the Company had a loss from operations, for the twelve months ended, of $186,650, and an accumulated deficit of $14,809,943 and negative working capital of $831,033. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2023 and April 30, 2022 consists of the following:

	April 30, 2023	April 30, 2022

Furniture and Fixtures	$55,930	$115,500
Less: Accumulated Depreciation	–	–
Net Property and Equipment	$55,930	$115,500

Depreciation expense for the year ended April 30, 2023 was $0 and $60,080 for April 30, 2022 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at April 30, 2023 and April 30, 2022 consists of the following:

	April 30, 2023	April 30, 2022

Intangible Assets	$–	$185,000
Less: Accumulated Amortization	–	–
Less: Impairment	–	(185,000)
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects.  At April 30, 2021, the Company has determined that the intangible asset should be fully impaired as of April 30, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY/ (DEFICIT)

AUTHORIZED SHARES & TYPES

As of April 30, 2023, we had 5,490,239,323, shares of Common Stock and of:

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended April 30, 2023, and 2022 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	April 30, 2023	April 30, 2022

Loss before income tax benefit	$186,650	$4,473,695
Expected income tax benefit	(74,660)	(1,141,641)
Non-deductible expenses	–	–

Tax loss benefit not recognized for book purposes, valuation allowance	$74,660	$1,141,641
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $14,807,442 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $14,807,442 total $4,473695 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2021. The open tax years are from 2019 through 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the twelve months ended April 30, 2023, and 2022 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of April 30, 2023, and 2022 the Company owed the shareholder $0 and $0 respectively.

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

The following schedule is Notes Payable at April 30, 2023 and April 30, 2022:

Description	April 30, 2023	April 30, 2022

Note Payable to Ford Motor Credit	$52,378	$81,700

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	46,000	46,000

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	59,150	245,800

Note Payable Geneva Capital	–	137,500

Note Payable GS Capital	70,000	120,000

Note Payable Other	47,270	–

Total Notes Payable	$474,798	$831,000

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On May 27, 2021, the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $50,000 along with $1,012 interest on January 19, 2022. The balance on the note is $70,000 at April 30, 2023.

On April 14, 2021, the Company sold preferred stock of $325,000 to Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The Company repaid $50,000 on July 8, 2021. The note holder converted or exercised its preferred rights for $18,000 on November 17, 2021, and $17,400 on January 27, 2022. The noteholder thus has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the preferred note is $0 at April 30, 2023..

On August 26, 2021, the Company borrowed $55,000 from Quick Capital LLC with an interest rate of 10%. The Company has the right to repay the note prior to maturity at a rate of 110% of the then principal and interest. The note is convertible to common stock at a fixed conversion price of $.001. The balance on the note is $55,000 at April 30, 2022. Additionally, in August of 2021, Quick-Capital also invested $50,000 in a private transaction with the Company at $0.005 for 10,000,000 common shares.

On November 8, 2021, the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The price & quote Variable Conversion. Price & quote; shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $0.00 at April 30, 2023.

On November 29, 2021, the Company borrowed the sum of $58,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 28, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at April 30, 2023.

On December 21, 2021, the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of June 21, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at April 30, 2023.

On January 11, 2022, the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of July 11, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at April 30, 2023.

On February 24, 2022, the Company borrowed the sum of $38,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of August 24, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0 at April 30, 2023.

On May 2, 2022, the Company borrowed the sum of $33,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of November 2, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $33,750 at January 31, 2023. On January 31, 2023, this note was assigned to Quick Capital for $4,585,188 and was converted into common shares the balance is $0.00 on April 30, 2023.

On July 13, 2022, the Company borrowed $25,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at April 30, 2023.

On August 25, 2022, the Company borrowed $54,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at April 30, 2023.

On August 30, 2022, the Company borrowed $12,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replaced On October 5, 2022 the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at April 30, 2023.

On September 7, 2022, the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at April 30, 2023.

On October 31, 2022, the Company borrowed $15,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $15,000 at April 30, 2023.3.

On November 1, 2022, the Company borrowed $12,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $12,500 at April 30, 2023.

On December 20, 2022, the Company borrowed $12,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $12,500 at April 30, 2023.

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

On February 4, 2023, the Company borrowed $16,150 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $16,150 at April 30, 2023.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent events were evaluated through August 13, 2023, which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1**	Articles of Conversion
2.2**	Articles of Merger
2.3**	Acquisition and Merger Agreement
3.1**	Amended and Restated Articles of Incorporation
3.2**	Bylaws
10.1**	Settlement Agreement
10.2**	Amendment to Settlement Agreement
10.3**	Advisory Agreement with Anthony Morali.
10.4**	Solar Lease Agreement with 999 Route 25A Stony Brook LLC dated July 15, 2020
10.5**	Solar Lease Agreement with 2149 Boston Post Road, LLC dated July 15, 2020
10.6**	Solar Lease Agreement with North Bergen NJPC LLC dated July 15, 2020
10.7**	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 15, 2020
10.8**	Solar Lease Agreement with Pinnacle Petroleum, LLC dated July 20, 2020
10.9**	Amendment to Letter Agreement with Amergy Solar dated July 26, 2021
10.10**	Common Stock Purchase Agreement
14**	Code of Ethics
21**	Subsidiaries of the Registrant
31.1*	CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STREAM HOLDINGS, INC.

Date: August 15, 2023	By:	/s/ James C. DiPrima
James C. DiPrima, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ware	Director	August 15, 2023
James Ware

