Form 10-Q
period 2023-07-31
Green Stream Holdings Inc.
filed 2023-09-20
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 19, 2023

Common Stock, $0.001 par value per share	6,541,760,129

PART I – FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ON JULY 31, 2023 & APRIL 30, 2023

(UNAUDITED)

	July 31, 2023	April 30, 2023
ASSETS
Current Assets
Cash	$66	$–
Total Current Assets	66	–

Fixed Assets
Vehicles net of depreciation (Note 3)	–	55,930
Other Assets
Other assets	725,935	725,935

TOTAL ASSETS	$726,001	$781,865

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$248,063	$248,064
Other Current Liabilities (Note 11)		52,378
Accrued Interest Payable	108,171	108,171
Due to related party (Note 7)	–	–
Notes Payable (Note 8)	246,000	246,000
Convertible Notes Payable (Note 9)	112,170	176,420
Total Current Liabilities	714,404	831,033

TOTAL LIABILITIES	714,404	831,033

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding on July 31, 2023, and on April 30, 2023, respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding on July 31, 2023, and on April 30, 2023, respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding on July 31, 2023, and on April 30, 2023, respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 6,293,460,129 Issued and Outstanding on July 31, 2023, and 5,490,239,323 on April 30, 2023	6,293,460	5,490,239
Additional paid-in-capital	8,526,700	9,269,123
Accumulated deficit	(14,809,977)	(14,809,943)
Total Stockholders’ Equity (Deficit)	11,596	(49,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$726,001	$781,865

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2023 & JULY 31, 2022

(UNAUDITED)

	3 Months Ended July 31, 2023	3 Months Ended July 31, 2022
REVENUES:
Sales	$20,227	$–

TOTAL REVENUE	20,227	–

COST OF SALES	–	–

GROSS MARGIN	–	–

OPERATING EXPENSES:
Administrative expenses	127	685
Advertising & Promotion	–	–
Depreciation and amortization	–	–
Travel	–	9,815
Insurance	–	–
Legal Fees	–	12,000
Professional Fees	20,134	–
Total Operating expenses	20,261	22,500

NET OPERATING INCOME/ LOSS	(34)	(22,500)

OTHER INCOME/(EXPENSE)
Impairment expense	–	–
Finance and interest fees	(19,766)	–

NET INCOME/(LOSS)	$(34)	$(22,500)

Basic and Diluted Loss per Common Share	–	–

Weighted Average Number of Common Shares Outstanding	4,773,874,123	2,942,223,044

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2023 & JULY 31, 2022

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004
Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Issuance of Common Shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	(8,956,197)	(8,956,197)	–

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,545,830)	(4,545,830)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,623,293)	$(368,670)
Issuance of Common Shares for Debt Conversion	–	–	2,412,069,229	2,412,069	(2,429,421)	–	(17,352)
Net Loss July 31, 2022	–	–	–	–	–	(27,780)	(27,780)

Balance July 31, 2022	1,413,000	$1,413	2,942,223,044	$2,942,223	$11,293,635	$(14,651,073)	$(413,802)
Cancel of Common Shares for Debt Conversion Error	–	–	(250,000,000)	(250,000)	25,000	–	(225,000)
Issuance of Common Shares for Warrants	–	–	1,360,804,761	1,360,805	(817,238)	–	543,567
Net Loss October 31, 2022	–	–	–	–	–	(69,607)	(69,607)

Balance October 31, 2022	1,413,000	$1,413	4,053,027,805	$4,053,028	$10,501,397	$(14,720,680)	$(164,842)
Issuance of Common Shares for Debt Conversion	–	–	720,846,318	720,843	(732,278)	–	(11,432)
Net Loss January 31,2023	–	–	–	–	–	(66,664)	(66,664)

Balance January 31, 2023	1,413,000	$1,413	4,774,873,123	$4,774,874	$9,769,119	$(14,787,344)	$(242,938)
Issuance of Common Shares for Debt Conversion	–	–	716,365,200	71,675	(499,996)	216,369	–
Net Loss April 30, 2023	–	–	–	–	–	(22,599)	(22,599)

Balance April 30, 2023	1,413,000	$1,413	5,490,239,323	$5,490,239	$9,269,123	$(14,809,943)	$(49,168)
Issuance of Common Shares for Debt Conversion			803,220,806	803,221	(742,423)		60,798
Net Loss July 31, 2023						(34)	(34)

Balance July 31, 2023	1,413,000	$1,413	6,293,460,129	$6,293,460	$8,526,700	$(14,809,977)	$11,596

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2023 & JULY 31, 2022

(UNAUDITED)

	July 31, 2023	July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(34)	$(22,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	–
Shares issued for services	–	–
Impairment expense	–	–
Changes in operating assets and liabilities:
Increase/(decrease) in accrued interest payable	–	–
(Increase)/decrease in other current assets	–	–
Increase/(decrease) in accounts payable	–	21,815
Increase/(decrease) in accrued expenses	–	–
Net cash used in operating activities	–	(685)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	100	–
Proceeds from Notes Payable	–	–
Proceeds from Reg A	–	–
Principal payments on convertible debt	–	–
Net cash provided by (used in) financing activities	100	–

Net increase (decrease) in cash and cash equivalents	66	(685)

Cash and cash equivalents - beginning of period	0	7,924

Cash and cash equivalents - end of period	$66	$7,239

NON-CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$–	$–

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $0 for the three months ended July 31, 2023, and 2022 respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2023, through the date these financial statements were issued.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2023 the Company had a loss from operations, for the three months ended, of $34, and an accumulated deficit of $14,809,977 and negative working capital of $714,370. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2023 and April 30, 2023 consists of the following:

	July 31, 2023	April 30, 2023

Furniture and Fixtures	$–	$55,930
Less: Accumulated Depreciation	–	–
Net Property and Equipment	$–	$55,930

Depreciation expense for the year ended April 30, 2023 was $0 and $60,080 for April 30, 2022 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets. During the three months ended July31, 2023 the assets were disposed of at cost, reflecting no gain or loss.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at July 31, 2023 and April 30, 2023 consists of the following:

	July 31, 2023	April 30, 2023

Intangible Assets	$–	$–
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects.  At April 30, 2021, the Company has determined that the intangible asset should be fully impaired as of April 30, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY/ (DEFICIT)

AUTHORIZED SHARES & TYPES

As of July 31, 2023, we had 6,293,460,129 shares of Common Stock and of:

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

The Company has net operating loss carry forwards in the amount of approximately $14,809,977 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $14,809,977 total $4,473695 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock-based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2023. The open tax years are from 2019 through 2029.

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

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of April 30, 2020. Balance due on the note at April 30, 2023 is $0.

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

The following schedule is Notes Payable at July 31, 2023 and April 30, 2023:

Description	July 31, 2023	April 30, 2023

Note Payable to Ford Motor Credit	$–	$52,378

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	46,000	46,000

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	26,150	59,190

Note Payable GS Capital	38,750	70,000

Note Payable Other	47,270	47,270

Total Notes Payable	$358,170	$474,798

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On May 27, 2021, the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $50,000 along with $1,012 interest on January 19, 2022. The balance on the note is $38,750 at April July 31, 2023.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent events were evaluated through September 20, 2023, which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

GREEN STREAM HOLDINGS, INC.

Date: September 20, 2023	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

__________

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

**	To be filed by amendment.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

