Form 10-Q/A
period 2023-07-31
Green Stream Holdings Inc.
filed 2023-09-21
CIK 1437476

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

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

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

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2023 & JULY 31, 2022

(UNAUDITED)

	3 Months Ended July 31, 2023	3 Months Ended July 31, 2022
REVENUES:
Sales	$20,227	$–

TOTAL REVENUE	20,227	–

COST OF SALES	–	–

GROSS MARGIN	20,227	–

OPERATING EXPENSES:
Administrative expenses	127	685
Advertising & Promotion	–	–
Depreciation and amortization	–	–
Travel	–	9,815
Insurance	–	–
Legal Fees	–	12,000
Professional Fees	20,134	–
Total Operating expenses	20,261	22,500

NET OPERATING INCOME/ LOSS	(34)	(22,500)

OTHER INCOME/(EXPENSE)
Impairment expense	–	–
Finance and interest fees	–	–

NET INCOME/(LOSS)	$(34)	$(22,500)

Basic and Diluted Loss per Common Share	–	–

Weighted Average Number of Common Shares Outstanding	4,773,874,123	2,942,223,044

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2023 & JULY 31, 2022

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	1,413,000	$1,413	25,834,000	$25,834	$1,073,471	$(112,714)	$988,004
Issuance of Common Shares for financing	–	–	600,000	600	–	–	600
Issuance of Common Shares for Settlement with Prior Management	–	–	266,655	267	(208,931	–	(208,664)
Net Loss April 30, 2020	–	–	–	–	–	(256,348)	(256,348)

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Issuance of Common Shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	(8,956,197)	(8,956,197)	–

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,545,830)	(4,545,830)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,623,293)	$(368,670)
Issuance of Common Shares for Debt Conversion	–	–	2,412,069,229	2,412,069	(2,429,421)	–	(17,352)
Net Loss July 31, 2022	–	–	–	–	–	(22,500)	(22,500)

Balance July 31, 2022	1,413,000	$1,413	2,942,223,044	$2,942,223	$11,293,635	$(14,651,073)	$(413,802)
Cancel of Common Shares for Debt Conversion Error	–	–	(250,000,000)	(250,000)	25,000	–	(225,000)
Issuance of Common Shares for Warrants	–	–	1,360,804,761	1,360,805	(817,238)	–	543,567
Net Loss October 31, 2022	–	–	–	–	–	(69,607)	(69,607)

Balance October 31, 2022	1,413,000	$1,413	4,053,027,805	$4,053,028	$10,501,397	$(14,720,680)	$(164,842)
Issuance of Common Shares for Debt Conversion	–	–	720,846,318	720,843	(732,278)	–	(11,432)
Net Loss January 31,2023	–	–	–	–	–	(66,664)	(66,664)

Balance January 31, 2023	1,413,000	$1,413	4,774,873,123	$4,774,874	$9,769,119	$(14,787,344)	$(242,938)
Issuance of Common Shares for Debt Conversion	–	–	716,365,200	71,675	(499,996)	216,369	–
Net Loss April 30, 2023	–	–	–	–	–	(22,599)	(22,599)

Balance April 30, 2023	1,413,000	$1,413	5,490,239,323	$5,490,239	$9,269,123	$(14,809,943)	$(49,168)
Issuance of Common Shares for Debt Conversion	–	–	803,220,806	803,221	(742,423)	–	60,798
Net Loss July 31, 2023	–	–	–	–	–	(34)	(34)

Balance July 31, 2023	1,413,000	$1,413	6,293,460,129	$6,293,460	$8,526,700	$(14,809,977)	$11,596

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2023 & JULY 31, 2022

(UNAUDITED)

	July 31, 2023	July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(34)	$(22,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	–
Shares issued for services	–	–
Impairment expense	–	–
Changes in operating assets and liabilities:
Increase/(decrease) in accrued interest payable	–	–
(Increase)/decrease in other current assets	–	–
Increase/(decrease) in accounts payable	–	21,815
Increase/(decrease) in accrued expenses	–	–
Net cash used in operating activities	(34)	(685)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	100	–
Proceeds from Notes Payable	–	–
Proceeds from Reg A	–	–
Principal payments on convertible debt	–	–
Net cash provided by (used in) financing activities	100	–

Net increase (decrease) in cash and cash equivalents	66	(685)

Cash and cash equivalents - beginning of period	0	7,924

Cash and cash equivalents - end of period	$66	$7,239

NON-CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$–	$–

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

GREEN STREAM HOLDINGS, INC.

Date: September 21, 2023	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).
___________
*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

