Form 10-Q
period 2023-10-31
Green Stream Holdings Inc.
filed 2023-12-20
CIK 1437476

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value per share	GSFI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 19, 2023

Common Stock, $0.001 par value per share	6,541,760,129

PART I – FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ON OCTOBER 31, 2023 & APRIL 30, 2023

(UNAUDITED)

	October 31, 2023	April 30, 2023
ASSETS
Current Assets
Cash	$62	$–
Total Current Assets	62	–

Fixed Assets
Vehicles net of depreciation (Note 3)	–	55,930
Other Assets
Other assets	725,935	725,935

TOTAL ASSETS	$725,997	$781,865

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$251,700	$248,064
Other Current Liabilities (Note 11)	–	52,378
Accrued Interest Payable	119,529	108,171
Due to related party (Note 7)	–	–
Notes Payable (Note 8)	246,000	246,000
Convertible Notes Payable (Note 9)	112,170	176,420
Total Current Liabilities	729,399	831,033

TOTAL LIABILITIES	729,399	831,033

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred A Stock, $.001 par value 1,000,000 Authorized 53,000 Issued and Outstanding on October 31, 2023, and on April 30, 2023, respectively	53	53
Preferred B Stock, $.001 par value 1,000,000 Authorized 600,000 Issued and Outstanding on October 31, 2023, and on April 30, 2023, respectively	600	600
Preferred C Stock, $.001 par value 10,000,000 Authorized 760,000 Issued and Outstanding on October 31, 2023, and on April 30, 2023, respectively	760	760
Common Stock, $.001 par value 10,000,000,000 Authorized 6,541,760,129 Issued and Outstanding on October 31, 2023, and 5,490,239,323 on April 30, 2023	6,541,760	5,490,239
Additional paid-in-capital	8,278,400	9,269,123
Accumulated deficit	(14,824,975)	(14,809,943)
Total Stockholders’ Equity (Deficit)	(3,402)	(49,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$725,997	$781,865

The accompanying notes are an integral part of these financial statements.

GREEN STREAM HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 & OCTOBER 31, 2022

(UNAUDITED)

	3 Months Ended October 31, 2023	3 Months Ended October 31, 2022	6 Months Ended October 31, 2023	6 Months Ended October 31, 2022
REVENUES:
Sales	$18,000	$–	$38,227	$–

TOTAL REVENUE	18,000	–	38,227	–

COST OF SALES	–	–	–	–

GROSS MARGIN	18,000	–	38,227	–

OPERATING EXPENSES:
Administrative expenses	60	19	187	704
Advertising & Promotion	–	–	–	–
Depreciation and amortization	–	–	–	–
Travel	8,103	27,503	8,103	37,318
Insurance	–	–	–	–
Legal Fees	–	28,500	–	40,500
Professional Fees	9,840	8,500	29,974	8,500
Transfer agent	3,637	–	3,637	–
Rent	–	–	–	–
Total Operating expenses	21,640	64,522	41,901	87,022

NET OPERATING INCOME/ LOSS	(3,640)	(64,522)	(3,674)	(87,022)

OTHER INCOME/(EXPENSE)
Impairment expense	–	–	–	–
Finance and interest fees	(11,358)	(5,085)	(11,358)	(11,178)

NET INCOME/(LOSS)	$(14,998)	$(69,607)	$(15,032)	$(98,200)

Basic and Diluted Loss per Common Share	$–	$–	$–	$–

Weighted Average Number of Common Shares Outstanding	6,541,760,129	4,053,027,805	6,541,760,129	4,053,027,805

The accompanying notes are an integral part of the financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 & OCTOBER 31, 2022

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance April 30, 2020	1,413,000	$1,413	26,700,655	$26,701	$864,540	$(369,062)	$523,592
Issuance of Common Shares for Liabilities	–	–	1,000,000	1,000	28,000	–	29,000
Issuance of Common Shares for Services	–	–	24,720,000	24,720	4,874,025	–	4,898,745
Issuance of Common Shares for REG A	–	–	104,581,257	104,581	3,606,389	–	3,710,970
Issuance of Common Shares for Stock Dividend	–	–	723,893	724	(724)	–	–
Cancellation of Common Shares for Settlement Shares issued for settlement	–	–	2,233,335	2,233	–	–	2,233
Net Loss April 30, 2021	–	–	–	–	(8,956,197)	(8,956,197)	–

Balance April 30, 2021	1,413,000	$1,413	159,959,140	$159,959	$9,372,230	$(9,325,259)	$208,343
Issuance of Common shares for services	–	–	16,143,000	16,143	1,105,767	–	1,122,910
Issuance of Common shares for REG A	–	–	167,729,184	167,729	3,050,740	–	3,218,469
Issuance of Common shares for Debt Conversion	–	–	184,597,216	184,597	196,044	(1,127,753)	(747,112)
Issuance of Common shares for Stock Dividend	–	–	1,725,275	1,725	(1,725)	–	–
Net Loss April 30, 2022	–	–	–	–	–	(4,545,830)	(4,545,830)

Balance April 30, 2022	1,413,000	$1,413	530,153,815	$530,154	$13,723,056	$(14,623,293)	$(368,670)
Issuance of Common Shares for Debt Conversion	–	–	2,412,069,229	2,412,069	(2,429,421)	–	(17,352)
Net Loss July 31, 2022	–	–	–	–	–	(27,780)	(27,780)

Balance July 31, 2022	1,413,000	$1,413	2,942,223,044	$2,942,223	$11,293,635	$(14,651,073)	$(413,802)
Cancel of Common Shares for Debt Conversion Error	–	–	(25,000,000)	(250,000)	25,000	–	(225,000)
Issuance of Common Shares for Warrants	–	–	1,360,804,761	1,360,805	(817,238)	–	543,567
Net Loss October 31, 2022	–	–	–	–	–	(69,607)	(69,607)

Balance October 31, 2022	1,413,000	$1,413	4,053,027,805	$4,053,028	$10,501,397	$(14,720,680)	$(164,842)
Issuance of Common Shares for Debt Conversion	–	–	720,846,318	720,843	(732,278)	–	(11,432)
Net Loss January 31,2023	–	–	–	–	–	(66,664)	(66,664)

Balance January 31, 2023	1,413,000	$1,413	4,774,873,123	$4,774,874	$9,769,119	$(14,787,344)	$(242,938)
Issuance of Common Shares for Debt Conversion	–	–	716,365,200	71,675	(499,996)	216,369	–
Net Loss April 30, 2023	–	–	–	–	–	(22,599)	(22,599)

Balance April 30, 2023	1,413,000	$1,413	5,490,239,323	$5,490,239	$9,269,123	$(14,809,943)	$(49,168)
Issuance of Common Shares for Debt Conversion	–	–	803,220,806	803,221	(742,423)	–	60,798
Net Loss July 31, 2023						(34)	(34)
Balance July 31, 2023	1,413,000	$1,413	6,293,460,129	6,293,460	$8,526,700	$(14,809,977)	$11,596

Issuance of Common Shares for Debt conversion			248,300,000	248,300	(248,300)	–	–
Net Loss October 31, 2023	–	–	–	–	–	(14,998)	(14,998)

Balance October 31, 2023	1,413,000	$1,413	6,541,760,129	$6,541,760	$8,278,400	$(14,824,975)	$(3,402)

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 & OCTOBER 31, 2022

(UNAUDITED)

	October 31, 2023	October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,032)	$(98,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	–	–
Depreciation	–	–
Shares issued for services	–	–
Impairment expense	–	–
Changes in operating assets and liabilities:
Increase/(decrease) in accrued interest payable	11,358	10,820
(Increase)/decrease in other current assets	–	(72,135)
Increase/(decrease) in accounts payable	3,636	5,285
Increase/(decrease) in accrued expenses	3,552	–
Net cash provided by (used in) operating activities	3,514	(154,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Assets	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	–	–
Proceeds from Notes Payable	–	333,485
Proceeds from Reg A	–	–
Principal payments on convertible debt	(3,452)	(179,280)
Net cash (used in) provided by financing activities	(3,452)	154,205

Net increase (decrease) in cash and cash equivalents	62	(25)

Cash and cash equivalents - beginning of period	–	25

Cash and cash equivalents - end of period	$62	$–

NON-CASH TRANSACTIONS
Shares issued from liabilities	$–	$–
Stock Dividend	$–	$–

The accompanying notes are an integral part of these financial statements.

Green Stream Holdings, Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2023, and 2022

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

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred. Sales and advertising expense was $0 and $0 for the six months ended October 31, 2023, and 2022 respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2023, through the date these financial statements were issued.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. A October 31, 2023 the Company had a loss from operations, for the six months ended, of $15,032, and an accumulated deficit of $14,824,975 and negative working capital of $729,367. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2023 and April 30, 2023 consists of the following:

	October 31, 2023	April 30, 2023

Furniture and Fixtures	$–	$55,930
Less: Accumulated Depreciation	–	–
Net Property and Equipment	$–	$55,930

Depreciation expense for the year ended April 30, 2023 was $0 and $60,080 for April 30, 2022 respectively. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets. During the six months ended October 31, 2023 the assets were disposed of at cost, reflecting no gain or loss.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at October 31, 2023 and April 30, 2023 consists of the following:

	October 31, 2023	April 30, 2023

Intangible Assets	$–	$–
Less: Accumulated Amortization	–	–
Less: Impairment	–	–
Net Intangible Assets	$–	$–

The Company determined that the various intellectual properties acquired in the merger with Eagle Oil will have no value in the Company’s future projects. At April 30, 2021, the Company has determined that the intangible asset should be fully impaired as of April 30, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY/ (DEFICIT)

AUTHORIZED SHARES & TYPES

As of July 31, 2023, we had 6,541,760,129 shares of Common Stock and of:

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

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	October 31, 2023	April 30, 2023

Loss before income tax benefit	$186,650	$4,473,695
Expected income tax benefit	$(74,660)	$(1,141,641)
Non-deductible expenses	$–	$–

Tax loss benefit not recognized for book purposes, valuation allowance	$74,660	$1,141,641
Total income tax	$–	$–

The Company has net operating loss carry forwards in the amount of approximately $14,824,975 that will expire beginning in 2029. The deferred tax assets including the net operating loss carry forward tax benefit of $14,824,975 total $4,473,695 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock-based compensation, and amortization.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the twelve months ended April 30, 2023, and 2022 a Company shareholder had advanced $0 and $0 respectively of personal funds. As of October 31, 2023, and 2022 the Company owed the shareholder $0 and $0 respectively.

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

On February 21, 2020 the Company borrowed $25,000 from GPL Ventures with interest at a rate of 10% and a due date of April 30, 2020. Balance due on the note at October 31, 2023 is $0.

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

The following schedule is Notes Payable at October 31, 2023 and April 30, 2023:

Description	October 31, 2023	April 30, 2023

Note Payable to Ford Motor Credit	$–	$52,378

Note payable to Cheryl Hintzen due December 11, 2021; interest at 10%	46,000	46,000

Note Payable Dr. Jason Cohen 1,000,000 shares @ $.20	200,000	200,000

Note Payable Quick Capital LLC	26,150	59,190

Note Payable GS Capital	38,750	70,000

Note Payable Other	47,270	47,270

Total Notes Payable	$358,170	$474,798

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On May 27, 2021, the Company borrowed $230,000 from GS Capital with an interest rate of 8% with a maturity of May 27, 2022. The note holder converted $50,000 along with $1,012 interest on January 19, 2022. The balance on the note is $38,750 at April October 31, 2023.

On April 14, 2021, the Company sold preferred stock of $325,000 to Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The Company repaid $50,000 on July 8, 2021. The note holder converted or exercised its preferred rights for $18,000 on November 17, 2021, and $17,400 on January 27, 2022. The noteholder thus has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the preferred note is $0 at April 30, 2023.

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

On November 8, 2021, the Company borrowed the sum of $83,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 8, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. At any time following the Initial Period, the Conversion Price shall be equal to the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The price & quote Variable Conversion. Price & quote; shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). The balance on the note is $0.00 at October 31, 2023.

On November 29, 2021, the Company borrowed the sum of $58,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of May 28, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at October 31, 2023.

On December 21, 2021, the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of June 21, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at October 31, 2023.

On January 11, 2022, the Company borrowed the sum of $53,750.00 from SIXTH STREET LENDING, a North Carolina corporation. The note has a Maturity date of July 11, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0.00 at October 31, 2023.

On February 24, 2022, the Company borrowed the sum of $38,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of August 24, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $0 at October 31, 2023.

On May 2, 2022, the Company borrowed the sum of $33,750.00 from 1800 DIAGONAL LENDING, a Virginia corporation. The note has a Maturity date of November 2, 2022, and carries an interest rate of 8% per annum. The note also has conversion rights. During the period beginning on the date of funding of this Note and ending on the date which is one hundred eighty (180) days following such date (the “Initial Period”), the Conversion Price shall be fixed at $0.04. The balance on the note is $33,750 at January 31, 2023. On January 31, 2023, this note was assigned to Quick Capital for $4,585,188 and was converted into common shares the balance is $0.00 on October 31, 2023.

On July 13, 2022, the Company borrowed $25,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at October 31, 2023.

On August 25, 2022, the Company borrowed $54,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at October 31, 2023.

On August 30, 2022, the Company borrowed $12,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replaced On October 5, 2022 the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at October 31, 2023.

On September 7, 2022, the Company borrowed $35,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $0 at October 31, 2023.

On October 31, 2022, the Company borrowed $15,000 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $15,000 at October 31, 2023..

On November 1, 2022, the Company borrowed $12,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $12,500 at October 31, 2023.

On December 20, 2022, the Company borrowed $12,500 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $12,500 at October 31, 2023.

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

On February 4, 2023, the Company borrowed $16,150 from Quick Capital LLC which included repayment obligation or return with an interest rate of 10% with superior rights to be paid in the event of a sale of the Company. The noteholder has the right to convert or replace the obligation into common stock at a fixed price of one share for every $.001 of preferred or the debt thereunder. The balance on the note is $16,150 at October 31, 2023.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent events were evaluated through December 19, 2023, which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

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

GREEN STREAM HOLDINGS, INC.

Date: December 20, 2023	By:	/s/ James C. DiPrima
James C. DiPrima, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________
*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

**	To be filed by amendment.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 16620 Marquez Ave., Pacific Palisades, CA 90272.

